Form 10QSB
period 1999-09-30
SILVER KEY MINING CO INC
filed 1999-11-15
CIK 1093913

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt

BEGIN PAGE AT "START"
























(This space intentionally left blank.)

START





                        SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington D.C. 20549


                                    FORM 10-QSB


                Quarterly Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1999

                         SILVER KEY MINING COMPANY, INC.
                          -----------------------------
                 (Name of Small Business Issuer in its charter)


                   Idaho                                    82-0513245
      ----------------------------------                -------------------
     (State  or  other  jurisdiction  of                (I.R.S. employer
       incorporation  or  organization)                  identification No.)

             802  Pine  Street
            Clark  Fork,  Idaho                                  83811
 ---------------------------------------                       ----------
(Address  of  principal  executive  offices)                   (Zip  code)

                    Issuer's  telephone  number:  (208)  266-1464


Indicate by check mark whether the registrant (1) has filed ass reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (     )  Yes          (  x  )  No


                                 Common  Stock
                              --------------------
                                (Title  of  Class)

                             INDEX
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  I.   Financial  Statements

     Balance  Sheets,  December  31,  1998  and
     September  31,  1999  (Unaudited)                      3

     Statements  of  Operations,  Nine  Months
     Ended  September  31,  1998  and  Nine  Months
Ended  September  31,  1999  (Unaudited)  and
     From  June  25,  1971  (Date  of  Inception)
     through  September  31,  1999  (Unaudited)             4

     Statements  of  Stockholders'  Equity,
          From  June  25,  1971  (Date  of  Inception)
          through  September  31,  1999  (Unaudited)        5

     Statements  of  Cash  Flows,  Nine  Months
     Ended  September  31,  1998  and  Nine  Months
     Ended  September  31,  1999  (Unaudited)  and
     From  June  25,  1971  (Date  of  Inception)
     through  September  31,  1999  (Unaudited)             7

     Notes  to  Financial  Statements                       8

Item  2.     Management's  Discussion  and  Analysis  of
     Financial  Conditions  and  Results  of
     Operations                    8

PART  II.  OTHER  INFORMATION                               9

Item  1.   Index  to  Exhibits                              9

          a.     Reports  on  Form  8-K

          b.     Signatures

          c.     Exhibit  27  -  Financial  Data  Schedule

PART  I:  Financial  Information

Item  1:  Financial  Statements

                            SILVER KEY MINING COMPANY
                          (A Development Stage Company)
                                 Balance Sheets

                                        September  30,        December  31,
                                            1999                  1998
                                        -------------         -------------
ASSETS

CURRENT  ASSETS

     Cash                               $         -           $       -
                                        -------------         -------------
     Total  Current  Assets                       -                   -
                                        -------------         -------------

OTHER  ASSETS

     Mining  claims  (Note  1)                    -                   -
                                        -------------         -------------
     TOTAL  ASSETS                      $         -           $       -
                                        =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

     Accounts  payable                  $         -           $     1,000
                                        -------------         -------------

     Total  Current  Liabilities                  -                 1,000
                                        -------------         -------------

STOCKHOLDERS'  EQUITY  (DEFICIT)

     Common  stock;  $0.05  par
     value;  authorized  10,000,000
     shares; 5,126,010 issued and
     outstanding                              256,300              256,300
     Additional  paid-in  capital (deficit)  (172,086)            (174,713)
     Deficit accumulated during the
     development stage                        (84,214)             (82,587)
                                        -------------         -------------
     Total Stockholders' Equity
    (Deficit)                                     -                 (1,000)
                                        -------------         -------------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY  (DEFICIT)    $          -          $     -
                                        =============         =============

                            SILVER KEY MINING COMPANY
                          (A Development Stage Company)
                            Statements of Operations



                                                                       From
                                                                  Inception on
                               For the Nine      For the Nine       June 25,
                               Months  Ended     Months  Ended    1971 Through
                               September 30,     September 30,    September 30,
                                  1999               1998             1999
                               -------------    --------------    --------------
REVENUES                       $        -       $         -       $         -

EXPENSES                             (1,627)             (999)          (84,214)
                               -------------    --------------    --------------
NET  LOSS                      $     (1,627)    $        (999)    $     (84,214)
                               =============    ==============    ==============

BASIC NET LOSS PER SHARE       $       0.00     $       (0.00)
                               =============    ==============
WEIGHTED  AVERAGE
 NUMBER  OF  SHARES
 OUTSTANDING                      5,126,010         5,088,858
                               =============    ==============

































                          SILVER  KEY  MINING  COMPANY
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on June 25, 1971 through September 30, 1999


                                                                          Deficit
                                                       Additional         Accumulated
                                                       Paid-in            During the
                               Common Stock            Capital            Development
                          Shares           Amount      (Deficit)          Stage
                      --------------   --------------   --------------   --------------
Balance at inception
  On June 25, 1971             -       $         -      $         -      $        -
1972 - shares issued
  for mining rights at
  $0.05 per share        1,000,000            50,000               -              -
1976 - shares issued
  for cash at   $0.05
  per share                 25,000             1,250               -              -
1976 - shares issued
  for drilling services
  at $0.05 per share       125,000             6,250               -              -
1977 - shares issued
  for drilling services
  at $0.05 per share       130,860             6,543               -              -
1977 - shares issued
  for cash at $0.05
  per share                 29,240             1,462               -              -
1981 - shares issued
  or geological services
  at $0.05 per share        18,460               923               -              -
1983 - shares issued
  for geological, legal
  and administrative
  services at $0.05
  per share                257,800            12,890               -              -
1992 - shares issued
  for mining rights
  at predecessor cost
  (Note 4)                3,500,000          175,000          (175,000)           -
Contributed capital
for expenses                    -                -                 287            -
Net loss from inception
  on June 25, 1971
  through December 31,
  1995                          -                -                 -          (81,558)
                      --------------   --------------   --------------   --------------
Balance, December
  31, 1995                5,086,360          254,318          (174,713)       (81,558)
Net loss for the
  year ended
  December 31, 1996             -                -                 -              -
                      --------------   --------------   --------------   --------------
Balance, December
  31, 1996                5,086,360    $     254,318    $     (174,713)  $     (81,558)

                            SILVER KEY MINING COMPANY
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on June 25, 1971 through September 30, 1999

                                                                          Deficit
                                                       Additional         Accumulated
                                                       Paid-in            During the
                               Common Stock            Capital            Development
                          Shares           Amount      (Deficit)          Stage
                      --------------   --------------   --------------   --------------
Balance, December
  31, 1996                5,086,360    $     254,318    $     (174,713)  $     (81,558)
Net loss for the
  year ended December
  31, 1997                      -                -                 -               (30)
                      --------------   --------------   --------------   --------------
Balance, December
  31, 1997                5,086,360          254,318          (174,713)        (81,588)
Common stock issued
  for services at
  $0.05 per share            39,650            1,982               -               -

Net loss for the
  year ended December
  31, 1998                      -                -                 -              (999)
                      --------------   --------------   --------------   --------------
Balance, December
  31, 1998                5,126,010          256,300          (174,713)        (82,587)
Capital contributed
  for expense                   -                -               2,627             -

Net loss for the nine
  months  ended
 September 30, 1999             -                -                 -            (1,627)
                      --------------   --------------   --------------   --------------

Balance, September
  30, 1999                5,126,010    $     256,300    $    (172,086)   $     (84,214)
                      ==============   ==============   ==============   ==============

                            SILVER KEY MINING COMPANY
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                      From
                                                                  Inception on
                                For the Nine     For the Nine       June 25,
                                Months Ended     Months Ended     1971  Through
                                September 30,    September 30,    September 30,
                                   1999              1998             1999
                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net (loss)                   $    (1,627)     $      (999)     $   (84,214)
Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:
    Disposal of assets
      for services                       -               -             71,818
    Stock issued for
      services                           -             1,982            9,482
    (Decrease) in accounts
      payable                         (1,000)           (983)             -
                                ------------     ------------     ------------
     Net Cash Provided by
     Operating Activities             (2,627)            -             (2,914)
                                ------------     ------------     ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Cash used for drilling
       costs                             -               -             (2,712)
                                ------------     ------------     ------------
     Net Cash (Used) by
     Investing  Activities              -               -              (2,712)
                                ------------     ------------     ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Issuance of common
      stock for cash                     -               -              2,712
    Contributed  capital               2,627             -              2,914
                                ------------     ------------     ------------
     Net Cash Provided (Used) by
     Financing Activities              2,627             -              5,626
                                ------------     ------------     ------------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                   -               -                -

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                 -               -                -
                                ------------     ------------     ------------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD               $        -       $       -        $       -
                                ============     ============     ============

                            SILVER KEY MINING COMPANY
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                      From
                                                                  Inception on
                                For the Nine     For the Nine       June 25,
                                Months Ended     Months Ended     1971  Through
                                September 30,    September 30,    September 30,
                                   1999              1998             1999
                                ------------     ------------     ------------

Cash Paid For:

     Interest                   $       -        $       -         $      -
     Taxes                      $       -        $       -         $      -

NON  CASH  FINANCING  ACTIVITIES

     Common stock issued for
     Mining rights at
     predecessor cost           $       -        $       -         $      -





Notes to Financial Statements

The unaudited interim financial statements for the nine months ended September 31, 1998 and 1999 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein, in accordance with generally accepted accounting principles.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The Company was formed in 1971 and obtained certain mining claims and rights. Those rights were subsequently abandoned and the Company has conducted no business since 1992. The Company has never generated any revenue in its history. The Company is currently pursuing registration as a public company. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable options.






PART  II.  OTHER  INFORMATION

Item     1.     Exhibits  and  reports  on  Form  8-K

          a.     Reports  on  Form  8-K

          b.     Signatures

          c.     Exhibit  27  -  Financial  Data  Schedule



(a) There have been no reports on Form 8-K for the nine months ending September 31, 1999.



(b)     Signatures

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

     IDAHO  TECHNICAL,  INC.
     (Registrant)

     Date:  October  19,  1999                    /s/  Dale  F.  Miller
                                                 ------------------------------
                                                   Dale  F.  Miller,  President