Form 10-Q
period 2000-03-31
SILVER KEY MINING CO INC
filed 2000-05-31
CIK 1093913

Formatting:  .5 Left, .25 Right, 1" Top, 1" Bottom

Begin at "Start"
































Start

                       SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington D.C. 20549


                                    FORM 10-QSB


                Quarterly Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (     )  Yes          (  x  )  No


                                 Common  Stock
                              --------------------
                                (Title  of  Class)

                               INDEX
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  I.   Financial  Statements

     Balance  Sheets,  December  31,  1999  and
     March 31, 2000                                         3

     Statements  of  Operations,  Three  Months
     Ended  March  31,  1999  and  Three  Months
     Ended  March  31,  2000  and
     From  June  25,  1971  (Date  of  Inception)
     through  March  31,  2000                              4

     Statements  of  Stockholders'  Equity,
     From  June  25,  1971  (Date  of  Inception)
     through  March  31,  2000                              6

     Statements  of  Cash  Flows,  Three  Months
     Ended  March  31,  1999  and  Three  Months
     Ended  March  31,  2000  and
     From  June  25,  1971  (Date  of  Inception)
     through  March  31,  2000                              8

     Notes  to  Financial  Statements                      10


PART  II.  OTHER  INFORMATION

Item  1.   Index  to  Exhibits                             11

          a.     Reports  on  Form  8-K

          b.     Signatures

          c.     Exhibit  27  -  Financial  Data  Schedule



PART  I:  Financial  Information

Item  1:  Financial  Statements



                   SILVER KEY MINING COMPANY
                 (A Development Stage Company)

                     FINANCIAL STATEMENTS

               March 31, 2000 and December 31, 1999

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




                    INDEPENDENT AUDITORS' REPORT



The Board of Directors
Silver Key Mining Company
Clark Fork, Idaho

We have reviewed the accompanying balance sheet of Silver Key Mining Company as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Silver Key Mining Company as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated May 15, 2000, we expressed an unqualified opinion on those financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
May 15, 2000

                         SILVER KEY MINING COMPANY
                        (A Development Stage Company)
                              Balance Sheets

                                 ASSETS

                                                        March 31,       December 31,
                                                          2000              1999
                                                    -------------      -------------
CURRENT ASSETS
Cash                                                  $        -         $        -
                                                      -------------      -------------

Total Current Assets                                           -                  -
                                                      -------------      -------------

OTHER ASSETS

Mining claims (Note 1)                                        -                   -
                                                      -------------      -------------

TOTAL ASSETS                                         $        -          $        -
                                                      =============      =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable                                     $    1,670          $    1,500
                                                      -------------      -------------

Total Current Liabilities                                 1,670               1,500
                                                      -------------      -------------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.05 par value; authorized 10,000,000
 shares; 5,126,010 issued and outstanding               256,300            256,300
Additional paid-in capital (deficit)                   (172,086)          (172,086)
Deficit accumulated during the development stage        (85,884)           (85,714)
                                                     -------------      -------------

Total Stockholders' Equity (Deficit)                     (1,670)            (1,500)
                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                      $      -            $     -
                                                     =============      =============

    The accompanying notes are an integral part of these financial statements.

                                  SILVER KEY MINING COMPANY
                                 (A Development Stage Company)
                                   Statements of Operations

                                                                                From
                                                                           Inception on
                                                                             June 25,
                                      For the Three Months Ended           1971 Through
                                               March 31,                     March 31,
                                          2000          1999                    2000
                                     -------------  -------------          -------------
REVENUES                              $      -       $      -               $      -

EXPENSES                                   (170)        (1,627)               (85,884)
                                     -------------  -------------          -------------

NET LOSS                              $    (170)     $    (1,627)           $ (85,884)
                                     =============  =============          =============
BASIC NET LOSS PER SHARE              $    (0.00)    $     (0.00)
                                     =============  =============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                            5,126,010      5,088,858
                                     =============  =============

    The accompanying notes are an integral part of these financial statements.


                          SILVER KEY MINING COMPANY
                          (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit)
               From Inception on June 25, 1971 through March 31, 2000


                                                                                    Deficit
                                                               Additional       Accumulated
                                                                 Paid-in         During the
                                          Common Stock           Capital        Development
                                        Shares     Amount       (Deficit)           Stage
                                     ------------------------------------------------------
Balance at inception on June 25, 1971       -   $      -        $      -         $      -

1972 - shares issued for mining rights
  at $0.05 per share                 1,000,000     50,000            -                 -

1976 - shares issued for cash at
  $0.05 per share                           25      1,250            -                 -

1976 - shares issued for drilling
  services at  $0.05 per share         125,000      6,250            -                 -

1977 - shares issued for drilling
  services at $0.05 per share          130,860      6,543            -                 -

1977 - shares issued for cash at
  $0.05 per share                       29,240      1,462            -                 -

1981 - shares issued for geological
  services at $0.05 per share           18,460        923            -                 -

1983 - shares issued for geological,
  legal and administrative services
  at $0.05 per share                   257,800      12,890            -                 -

1992 - shares issued for mining rights
  at predecessor cost (Note 4)       3,500,000      175,000      (175,000)              -

Contributed capital for expenses            -            -            287               -

Net loss from inception on June 25,
  1971 through December 31, 1995            -            -             -           (81,558)
                                    -----------   -----------   -----------      ----------

Balance, December 31, 1995           5,086,360      254,318      (174,713)         (81,558)
Net loss for the year ended
  December 31, 1996                         -            -             -                -
                                   -----------   -----------   -----------      -----------

Balance, December 31, 1996          5,086,360  $    254,318  $    (174,713)   $    (81,558)
                                   -----------   -----------   -----------      -----------



                                 SILVER KEY MINING COMPANY
                               (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit) (Continued) From Inception on June 25, 1971 through March 31, 2000

                                                                               Deficit
                                                                Additional   Accumulated
                                                                  Paid-in     During the
                                         Common Stock             Capital    Development
                                     Shares        Amount        (Deficit)      Stage
                                   ------------------------------------------------------
Balance, December 31, 1996         5,086,360     $ 254,318      $ (174,713)    $ (81,558)

Net loss for the year ended
  December 31, 1997                       -             -                -           (30)
                                  -----------   -----------       -----------   -----------

Balance, December 31, 1997         5,086,360       254,318         (174,713)     (81,588)

Common stock issued for services
 at $0.05 per share                   39,650         1,982               -            -

Net loss for the year ended
 December 31, 1998                        -             -                -         (999)
                                  -----------   -----------       -----------   -----------

Balance, December 31, 1998         5,126,010       256,300         (174,713)    (82,587)

Capital contributed for expense           -             -             2,627          -

Net loss for the year ended
 December 31, 1999                        -             -                -       (3,127)
                                  -----------   -----------       -----------  -----------

Balance, December 31, 1999         5,126,010       256,300         (172,086)    (85,714)

Net loss for the three months
 ended March 31, 2000                     -             -                -         (170)
                                  -----------   -----------       -----------   -----------

Balance, March 31, 2000            5,126,010     $ 256,300    $ (172,086)    $ (85,884)
                                  ===========   ===========   ===========    ===========

    The accompanying notes are an integral part of these financial statements.




                                 SILVER KEY MINING COMPANY
                               (A Development Stage Company)
                                 Statements of Cash Flows

                                                                                From
                                                                           Inception on
                                                                             June 25,
                                           For the Three Months Ended      1971 Through
                                                   March 31,                 March 31,
                                              2000          1999               2000
                                         -------------  -------------     -------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net (loss)                                $  (170)     $  (1,627)         $ (85,884)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
Disposal of assets for services               -              -              71,818
Stock issued for services                     -              -               9,482
Increase (decrease) in accounts payable      170         (1,000)             1,670
                                           -------------  -------------     -------------

Net Cash Provided by Operating Activities    -          (2,627)           (2,914)
                                           -------------  -------------     -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

Cash used for drilling costs                    -              -            (2,712)
                                           -------------  -------------     -------------

Net Cash (Used) by Investing Activities         -              -            (2,712)
                                           -------------  -------------     -------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

Issuance of common stock for cash               -              -              2,712
Contributed capital                             -           2,627             2,914
                                           -------------  -------------     -------------

Net Cash Provided (Used) by
 Financing Activities                           -           2,627             5,626
                                           -------------  -------------     -------------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                            -              -                 -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                          -               -                 -
                                           -------------  -------------     -------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                           $    -          $    -            $    -
                                           -------------  -------------     -------------

Cash Paid For:

Interest                                  $    -           $    -            $    -
Taxes                                     $    -           $    -            $    -

NON CASH FINANCING ACTIVITIES

Common stock issued for mining
  rights at predecessor cost              $    -           $    -            $    -

     The accompanying notes are an integral part of these financial statements.




                               SILVER KEY MINING COMPANY
                             (A Development Stage Company)
                           Notes to the Financial Statements
                          March 31, 2000 and December 31, 1999


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





PART  II.  OTHER  INFORMATION

Item     1.     Exhibits  and  reports  on  Form  8-K

          a.     Reports  on  Form  8-K

          b.     Signatures

          c.     Exhibit  27  -  Financial  Data  Schedule



(a) There have been no reports on Form 8-K for the three months ending March 31, 2000.



(b)     Signatures

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

     SILVER KEY MINING COMPANY
     (Registrant)

     Date:  May 15, 2000                         /s/  Dale  F.  Miller
                                                 ------------------------------
                                                   Dale  F.  Miller,  President