Form 10-Q
period 2000-06-30
SILVER KEY MINING CO INC
filed 2000-08-09
CIK 1093913

Formatting:  .5 Left, .5 Right, .5" Top, .5" Bottom

Begin at "Start"

































Start

                      SECURITIES  AND  EXCHANGE  COMMISSION

                              Washington D.C. 20549

                                    FORM 10-QSB


                Quarterly Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2000

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

               (  x  )  Yes          (    )  No


                                 Common  Stock
                              --------------------
                                (Title  of  Class)

                               INDEX
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  I.   Financial  Statements

     Balance  Sheets,  December  31,  1999  and
     June 30, 2000                                             4

     Statements  of  Operations,  Three  Months
     Ended  June  30,  1999  and  Three  Months
     Ended  June 30,  2000  and Six Months
     Ended June 30, 1999 and Six Months
     Ended June 30, 2000 and

     From  June  25,  1971  (Date  of  Inception)

     through June 30,  2000                                    5



     Statements  of  Stockholders'  Equity,

     From  June  25,  1971  (Date  of  Inception)
     through  June 30,  2000                                   6

     Statements  of  Cash  Flows,  Three  Months
     Ended  June  30,  1999  and  Three  Months
     Ended  June 30,  2000  and for the Six Months
     Ended June 30, 1999 and Six Months Ended
     June  30, 2000 and      From  June  25,  1971
     (Date  of  Inception)    through  June 30,  2000          8



     Notes  to  Financial  Statements                          9


PART  II.  OTHER  INFORMATION

Item  1.   Index  to  Exhibits                                10

          a.     Reports  on  Form  8-K

          b.     Signatures

          c.     Exhibit  27  -  Financial  Data  Schedule

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Silver Key Mining Company
(A Development Stage Company)
Clark Fork, Idaho


We have reviewed the accompanying balance sheet of Silver Key Mining Company (a development stage company) as of June 30, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Silver Key Mining Company (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated May 15, 2000, we expressed an unqualified opinion on those financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
July 28, 2000

                                  SILVER KEY MINING COMPANY
                                (A Development Stage Company)
                                        Balance Sheets


                                           ASSETS

                                                        June 30,       December 31,
                                                          2000             1999
                                                     --------------- ----------------
                                                       (Unaudited)
CURRENT ASSETS
  Cash                                               $    -          $    -
                                                     --------------- ----------------

    Total Current Assets                                  -               -
                                                     --------------- ----------------

OTHER ASSETS

  Mining claims (Note 1)                                  -               -
                                                     --------------- ----------------

    TOTAL ASSETS                                     $    -          $    -
                                                     =============== =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

  Accounts payable                                   $    2,335      $    1,500
                                                     --------------- ----------------

    Total Current Liabilities                             2,335           1,500
                                                     --------------- ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; $0.05 par value; authorized 10,000,000
   shares; 5,126,010 issued and outstanding             256,300         256,300
  Additional paid-in capital (deficit)               (170,416 )         (172,086)
  Deficit accumulated during the development stage     (88,219)          (85,714)
                                                    --------------- ----------------

    Total Stockholders' Equity (Deficit)                 (2335)           (1,500)
    TOTAL LIABILITIES AND STOCKHOLDERS'             --------------- ----------------
     EQUITY (DEFICIT                                $       -       $       -
                                                    =============== ================

                                SILVER KEY MINING COMPANY
                              (A Development Stage Company)
                                 Statements of Operations
                                        (Unaudited)

                                                                               From
                                                                           Inception on
                                For the               For the                June 25,
                          Three Months Ended      Six Months Ended          1971 trough
                                June 30,              June 30,               June 30,
                         ---------------------------------------          ---------------
                                                                              -
                            2000        1999      2000        1999                  2000
                    ---------------------------------------------------------------------

REVENUES                  $    -     $    -      $    -

EXENSES                     2,335         -        2,505     1,627               88,219
                          ---------  --------    -------- ---------           -----------

NET LOSS                  $(2,335)   $    -      $(2,505)   $(1,627)           $(88,219)
                          ========   ========    ========   ========          ==========

BASIC NET LOSS PER SHARE  $ (0.00)   $ (0.00)    $ (0.00)   $ (0.00)
                          ========   ========    ========   ========







                                    SILVER KEY MINING COMPANY
                                  (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)
                        From Inception on June 25, 1971 through June 30, 2000

                                                                                Deficit
                                                                 Additional   Accumulated
                                                                   Paid-in     During the
                                               Common Stock        Capital    Development
                                            ----------------
                                            Shares      Amount    (Deficit)      Stage
                                          ---------   ---------   ----------   ----------

Balance at inception on June 25, 1971         -        $    -      $    -      $    -

1972 - shares issued for mining rights
  at $0.05 per share                     1,000,000      50,000          -           -

1976 - shares issued for cash at
  $0.05 per share                           25,000       1,250          -           -

1976 - shares issued for drilling
  services at  $0.05 per share             125,000       6,250          -           -

1977 - shares issued for drilling
  services at $0.05 per share              130,860       6,543          -           -

1977 - shares issued for cash at
  $0.05 per share                           29,240       1,462          -           -

1981 - shares issued for geological
  services at $0.05 per share               18,460         923          -           -

1983 - shares issued for geological,
  legal and administrative services
  at $0.05 per share                        257,800     12,890          -           -

1992 - shares issued for mining rights
  at predecessor cost (Note 4)            3,500,000    175,000      (175,000)       -

Contributed capital for expenses               -           -             287        -

Net loss from inception on June 25,
  1971 through December 31, 1995               -           -              -     (81,558)
                                         -----------  -----------  ----------- ----------

Balance, December 31, 1995                5,086,360     254,318     (174,713)   (81,558)

Net loss for the year ended
  December 31, 1996                            -           -              -         -
                                         -----------  ------------  ----------- ---------


Balance, December 31, 1996                5,086,360    $ 254,318    $(174,713)  $(81,558)
                                         -----------  ------------  ----------- ---------

                                       SILVER KEY MINING COMPANY
                                      (A Development Stage Company)
                        Statements of Stockholders' Equity (Deficit) (Continued)
                         From Inception on June 25, 1971 through June 30, 2000

                                                                                Deficit
                                                                 Additional   Accumulated
                                                                   Paid-in     During the
                                               Common Stock        Capital    Development
                                            ----------------
                                            Shares      Amount    (Deficit)      Stage
                                          ---------   ---------   ----------   ----------

Balance, December 31, 1996               5,086,360   $ 254,318   $(174,713)   $ (81,558)

Net loss for the year ended
  December 31, 1997                            -           -           -           (30)
                                        -----------  ----------  -----------  -----------


Balance, December 31, 1997               5,086,360     254,318    (174,713)     (81,588)

Common stock issued for services
 at $0.05 per share                         39,650       1,982          -           -

Net loss for the year ended
 December 31, 1998                             -           -            -         (999)
                                        -----------  -----------  -----------  ----------


Balance, December 31, 1998               5,126,010     256,300    (174,713)     (82,587)

Capital contributed for expense                -           -         2,627          -

Net loss for the year ended
 December 31, 1999                             -           -           -         (3,127)
                                        -----------  -----------  -----------  ----------

Balance, December 31, 1999               5,126,010      256,300   (172,086)     (85,714)

Capital contributed for expense
 (unaudited)                                   -            -        1,670          -

Net loss for the six months
 ended June 30, 2000 (unaudited)               -            -          -         (2,505)
                                        -----------  -----------  -----------  ----------

Balance, June 30, 2000 (unaudited)       5,126,010   $  256,300   $(170,416)   $(88,219)
                                        ===========  ===========  ===========  ==========



                                  SILVER KEY MINING COMPANY
                                (A Development Stage Company)
                                  Statements of Cash Flows
                                         (Unaudited)

                                                                                From
                                                                             Inception on
                                              For the           For the        June 25,
                                       Three Months Ended   Six Months Ended  1971 trough
                                             June 30,          June 30,        June 30,
                         ---------------------------------------          ---------------
                                          2000     1999     2000     1999        2000
                    ---------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net (loss)                             $(2,335)  $    -   $(2,505)  $(1,627)    $(88,219)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
Disposal of assets for services            -          -        -         -        71,818
Stock issued for services                  -          -        -         -         9,482
Increase (decrease) in accounts payable   665         -       835    (1,000)       2,335
                                        --------  --------  -------- --------   ---------
Net Cash Used by Operating Activities   (1,670)       -     (1,670)  (2,627)      (4,584)
                                        --------  --------  -------- --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash used for drilling costs               -          -        -        -         (2,712)
                                        --------  --------  -------- --------   ---------
Net Cash Used by Investing Activities      -          -        -        -         (2,712)
                                        --------  --------  -------- --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock for cash          -          -        -        -          2,712
Contributed capital                      1,670        -      1,670    2,627        4,584
                                        --------  --------  -------- --------   ---------
Net Cash Provided by Financing
Activities                               1,670        -      1,670    2,627        7,296
                                        --------  --------  -------- --------   ---------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                       -          -        -        -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                    -          -        -        -
                                        --------  --------  -------- --------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $    -    $    -    $    -   $    -
                                        ========  ========  ======== ========
Cash Paid For:

Interest                                $    -    $    -    $    -   $    -
Taxes                                   $    -    $    -    $    -   $    -

NON CASH FINANCING ACTIVITIES

Common stock issued for mining
  rights at predecessor cost            $    -    $    -    $    -   $    -

                                    SILVER KEY MINING COMPANY
                                  (A Development Stage Company)
                                 Notes to the Financial Statements
                                June 30, 2000 and December 31, 1999


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

                                  For the                 For the
                             Three Months Ended        Six Months Ended
                                  June 30,                 June 30
                             2000         1999         2000         1999
                            --------     --------     --------     --------
Numerator - loss            $(2,335)     $    -       $(2,505)     $(1,627)
Denominator - weighted
 average number of
  shares outstanding      5,126,010     5,126,010     5,126,010     5,126,010
                          ----------    ---------     ---------     ---------

Loss per share              $ (0.00)     $ (0.00)     $ (0.00)       $ (0.00)
                           =========    =========     =========     =========

c.  Provision for Taxes

The Company has a net operating loss carryover of approximately $85,000 as of December 31, 1999 which expires in 2019. The potential tax benefit has offset by a valuation allowance for the same amount.

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

                                         SILVER KEY MINING COMPANY
                                       (A Development Stage Company)
                                     Notes to the Financial Statements
                                    June 30, 2000 and December 31, 1999


e.  Mining Claims

The Company's mining claims are inactive. The claims are recorded at the predecessor cost to the shareholder who transferred them to the Company of $-0-.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Unaudited Financial Statements
--------------------------------

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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


PART  II.  OTHER  INFORMATION


Item     1.     Exhibits  and  reports  on  Form  8-K

          a.     Reports  on  Form  8-K

          b.     Signatures

          c.     Exhibit  27  -  Financial  Data  Schedule


(a) There have been no reports on Form 8-K for the three months ending June 30, 2000.


(b)     Signatures

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

     SILVER KEY MINING COMPANY
     (Registrant)

     Date:  August 1, 2000                /s/  Dale  F.  Miller
                                       ------------------------------
                                        Dale  F.  Miller,  President