Form 10-Q
period 2000-09-30
SILVER KEY MINING CO INC
filed 2000-11-13
CIK 1093913

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

                For the quarterly period ended September 30, 2000

                         SILVER KEY MINING COMPANY, INC.
                          -----------------------------
                 (Name of Small Business Issuer in its charter)


                   Idaho                                    82-0513245
      ----------------------------------                -------------------
     (State  or  other  jurisdiction  of                (I.R.S. employer
       incorporation  or  organization)                  identification No.)

             802  Pine  Street
            Clark  Fork,  Idaho                                  83811
 ---------------------------------------                       ----------
(Address of principal executive offices)                     (Zip code)

                    Issuer's  telephone  number:  (208)  263-8179


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

                               INDEX
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  I.   Financial  Statements

     Balance  Sheets,  December  31,  1999  and
     September 30, 2000                                         3

     Statements  of  Operations,  Three  Months
     Ended  September  30,  1999  and  Three  Months
     Ended  September  30,  2000  and for the Nine
     Months ended September 30, 1999 and Nine Months
     ended September 30, 2000.
     From  June  25,  1971  (Date  of  Inception)
     through  September  30,  2000                              4

     Statements  of  Stockholders'  Equity,
     From  June  25,  1971  (Date  of  Inception)
     through  September  30,  2000                              6

     Statements  of  Cash  Flows,  Three  Months
     Ended  September  30,  1999  and  Three  Months
     Ended  September  30,  2000 and for the Nine
     Months ended September 30, 1999 and Nine Months
     ended September 30, 2000.
     From  June  25,  1971  (Date  of  Inception)
     through  September  30,  2000                              8

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

               September 31, 2000 and December 31, 1999







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

                    INDEPENDENT AUDITORS' REPORT



The Board of Directors
Silver Key Mining Company
Clark Fork, Idaho

We have reviewed the accompanying balance sheet of Silver Key Mining Company as of September 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Silver Key Mining Company as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated October 27, 2000, we expressed an unqualified opinion on those financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
October 27, 2000

                         SILVER KEY MINING COMPANY
                        (A Development Stage Company)
                              Balance Sheets

                                 ASSETS

                                                        September 30,       December 31,
                                                          2000              1999
                                                    -------------      -------------
CURRENT ASSETS
Cash                                                  $        -         $        -
                                                      -------------      -------------

Total Current Assets                                           -                  -
                                                      -------------      -------------

OTHER ASSETS

Mining claims (Note 1)                                        -                   -
                                                      -------------      -------------

TOTAL ASSETS                                         $        -          $        -
                                                      =============      =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable                                     $       -          $    1,500
                                                      -------------      -------------

Total Current Liabilities                                    -               1,500
                                                      -------------      -------------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.05 par value; authorized 10,000,000
 shares; 5,126,010 issued and outstanding               256,300            256,300
Additional paid-in capital (deficit)                   (167,531)          (172,086)
Deficit accumulated during the development stage        (88,769)           (85,714)
                                                     -------------      -------------

Total Stockholders' Equity (Deficit)                          -            (1,500)
                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                      $      -            $     -
                                                     =============      =============

    The accompanying notes are an integral part of these financial statements.

                                  SILVER KEY MINING COMPANY
                                 (A Development Stage Company)
                                   Statements of Operations

                                                                                                   From
                                                                                               Inception on
                                                                                                 June 25,
                                  For the Three Months Ended    For the Nine Months Ended       1971 Through
                                        September 30,                 September 30,            September 30
                                      2000          1999            2000          1999              2000
                                 -------------  -------------  -------------  -------------    -------------
REVENUES                          $      -       $      -        $      -     $      -         $      -

EXPENSES                                550             -             3,055        1,627           (88,769)
                                 -------------  -------------    -------------  -------------   -------------

NET LOSS                          $    (550)     $      -            (3,055)      (1,627)        $ (88,769)
                                 =============  =============    =============  =============   ==============
BASIC NET LOSS PER SHARE          $    (0.00)    $    (0.00)      $   (0.00)    $  (0.00)
                                 =============  =============    =============  =============




    The accompanying notes are an integral part of these financial statements.


                          SILVER KEY MINING COMPANY
                          (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit)
               From Inception on June 25, 1971 through September 30, 2000

                                                                                Deficit
                                                               Additional     Accumulated
                                                                 Paid-in      During the
                                          Common Stock           Capital      Development
                                        Shares     Amount       (Deficit)        Stage
                                     ----------------------------------------------------
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

                                 SILVER KEY MINING COMPANY
                               (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit) (Continued) From Inception on June 25, 1971 through September 30, 2000

                                                                               Deficit
                                                                Additional   Accumulated
                                                                  Paid-in     During the
                                         Common Stock             Capital    Development
                                     Shares        Amount        (Deficit)      Stage
                                   ------------------------------------------------------
Balance, December 31, 1996         5,086,360     $ 254,318      $ (174,713)    $ (81,558)

Net loss for the year ended
  December 31, 1997                       -             -                -           (30)
                                  -----------   -----------       -----------  ----------

Balance, December 31, 1997         5,086,360       254,318         (174,713)     (81,588)

Common stock issued for services
 at $0.05 per share                   39,650         1,982               -            -

Net loss for the year ended
 December 31, 1998                        -             -                -         (999)
                                  -----------   -----------       -----------  ----------

Balance, December 31, 1998         5,126,010       256,300         (174,713)    (82,587)

Capital contributed for expense           -             -             2,627          -

Net loss for the year ended
 December 31, 1999                        -             -                -       (3,127)
                                  -----------   -----------      -----------  -----------

Balance, December 31, 1999         5,126,010       256,300         (172,086)    (85,714)

Capital contributed for expense
(unaudited)                              -             -              4,555          -

Net loss for the nine months
 ended September 30, 2000                -             -                -         (170)
 (unaudited                       -----------   -----------       ----------- -----------

Balance, September 30, 2000        5,126,010     $ 256,300       $ (167,531)   $(88,769)
                                  ===========   ===========       =========== ===========

    The accompanying notes are an integral part of these financial statements.

                                 SILVER KEY MINING COMPANY
                               (A Development Stage Company)
                                 Statements of Cash Flows

                                                                                                        From
                                                                                                    Inception on
                                                                                                      June 25,
                                          For the Three Months Ended    For the Nine Months Ended   1971 Through
                                                 September 30,                 September 30,        September 30
                                               2000          1999            2000          1999          2000
                                           ------------  ------------  ------------  ------------   ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net (loss)                                $  (550)       $     -        $  (3,055)    $  (1,627)     $ (88,769)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
Disposal of assets for services               -              -                 -             -          71,818
Stock issued for services                     -              -                 -             -           9,482
Increase (decrease) in accounts payable      (2,335)         -             (1,500)     (1,000)            -
                                           ------------  ------------    ------------  ------------  -----------

Net Cash Provided by Operating Activities    (2,885)         -               (4,555)     (2,627)        (7,469)
                                           ------------  ------------    ------------  ------------  -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

Cash used for drilling costs                    -              -               -           -            (2,712)
                                           ------------  ------------   ------------- ------------  ------------

Net Cash (Used) by Investing Activities         -              -               -           -            (2,712)
                                           ------------  ------------   ------------- ------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

Issuance of common stock for cash               -              -               -           -              2,712
Contributed capital                             2,885          -              4,555      2,627            7,469
                                           ------------  ------------   ------------- ------------  ------------

Net Cash Provided (Used) by
 Financing Activities                           2,885          -              4,555      2,627           10,181
                                           ------------  ------------   ------------- ------------  ------------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                            -             -                 -          -               -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                          -             -                 -          -               -
                                           ------------  ------------   ------------- ------------  ------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                           $    -        $    -         $       -     $    -        $      -
                                           ============  ============   ============= ============  ============
Cash Paid For:

Interest                                    $    -        $    -         $       -     $    -        $      -
Taxes                                       $    -        $    -         $    -        $    -        $      -

NON CASH FINANCING ACTIVITIES

Common stock issued for mining
  rights at predecessor cost                $    -        $    -         $    -        $    -        $      -
/TABLE>
     The accompanying notes are an integral part of these financial statements.


                               SILVER KEY MINING COMPANY
                             (A Development Stage Company)
                           Notes to the Financial Statements
                          September 31, 2000 and December 31, 1999


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

                                    For the                For the
                               Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                               2000        1999        2000        1999

Numerator - loss             $   (550)   $   -       $ (3,055)    $ (1,627)
Denominator - weighted
 average number of
  shares outstanding         5,126,01    	5,126,010   	5,126,010    	5,126,010
                            ----------  -----------  ----------   ----------
Loss per share              $   (0.00)  $   (0.00)   $  	(0.00)   $   	(0.00)
                               ===========  =============  ===========   ===========


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

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management is actively seeking a merger with an existing, operating company. In the interim, management has committed to meeting the Company's minimal operating expenses.


PART  II.  OTHER  INFORMATION

Item     1.     Exhibits  and  reports  on  Form  8-K

          a.     Reports  on  Form  8-K

          b.     Signatures

          c.     Exhibit  27  -  Financial  Data  Schedule



(a) There have been no reports on Form 8-K for the three months ending September 30, 2000.



(b)     Signatures

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

     SILVER KEY MINING COMPANY
     (Registrant)

     Date:  November 2, 2000                         /s/  Dale  F.  Miller
                                                 ------------------------------
                                                   Dale  F.  Miller,  President