Form 10KSB
period 2000-12-31
SILVER KEY MINING CO INC
filed 2001-04-16
CIK 1093913

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                          --------------------------------

                                   FORM 10-KSB
                          --------------------------------

(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000

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

     State the issuer's revenues for its most recent fiscal year.
 $ -0-



     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60
days.    $ 0

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                  Outstanding as of December 31, 2000
   Common Stock, $.001 Par Value                5,126,010
   Preferred Stock                                      0


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

                                  PART I

Item 1.    Description of Business

Business Development
Silver Key Mining Co., Inc. (the "Company") was incorporated on June 25,
1971 under the laws of the State of Idaho, under the name Silver Key Mining Company, Inc. for the purpose of taking ownership of the mineral rights in, on and under about 63 acres of patented land in the Greater Coeur d'Alene Mining Region, Idaho. During 1976, a core hole was drilled with no significant results, and no operations have ensued since then. On August 3, 1992, the Company issued 3,5000,000 shares of its common stock to Dale F. Miller in consideration of all of his right, title and interest in six mining claims known as the Antlelope Mountain Silver Group. On January 19, 1993 Mr. Miller transferred his shares to Ms. Damara Bertges and Guenther Spachtolz who intended to use the Company to engage in similar activities as currently proposed herein. On June 12, 1996, a Utah court entered judgment in favor of Dale F. Miller in his suit against Bertges and Spachotolz for breach of contract and on June 15, 1996, Bertges and Spacholtolz returned the 3,500,000 shares of common stock of the Company to Mr. Miller. Since 1976, the Company has been inactive and has undertaken no business operations to date. Since the Company abandoned its claims and has no other assets, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Recently, the Company amended its Articles of Incorporation to permit the Company to engage in any and all legal activities. During the fourth quarter of 2000 the Company engaged in negotiations with CommTec Industries, Inc. of Jacksonville, Florida regarding a possible merger. The negotiations were unsuccessful and the proposed Plan and Agreement of Merger was terminated and abandoned on February 27, 2001.

Under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the Company is obligated to file with the Securities and Exchange Commission (the "Commission") certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file its periodic reports under the Exchange Act in the event its obligation to file such reports is suspended under applicable provisions of the Exchange Act. The Company files its reports with the Commission electronically. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The address of that site is (http://www.sec.gov.). The e-mail address of the Company is (cdagold@micron.net).

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

Item 2.  Description of Property

    The Company is currently using as its principal place of business the personal residence of a shareholder located in Sandpoint, Idaho. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

    On September 21, 2000 the shareholders voted to amend the Articles of Incorporation to change the capitalization of the Company to 100,000,000 shares of common stock authorized with a par value of $.001 and 5,000,000 shares of preferred stock.

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

    As of December 31, 2000 the Company had issued and outstanding 5,126,010 shares of Common Stock and there were 47 shareholders of record

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

    The Company is considered a development stage company with no assets or capital and with no significant operations or income since approximately 1976. The costs and expenses associated with the preparation and filing of the Company's registration statement in 1999 and subsequent quarterly and annual filings were paid for by a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 2000 and 1999 have all been examined to the extent indicated in their report by H J & Associates, LLC, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.




                      SILVER KEY MINING COMPANY
                    (A Development Stage Company)

                        FINANCIAL STATEMENTS

                          December 31, 2000





                           C O N T E N T S


Independent Auditors' Report

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to the Financial Statements

                     INDEPENDENT AUDITORS' REPORT



The Board of Directors
Silver Key Mining Company
Clark Fork, Idaho

We have audited the accompanying balance sheet of Silver Key Mining Company (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and from inception on June 25, 1971 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Key Mining Company (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from inception on June 25, 1971 through December 31, 2000 in conformity with generally accepted accounting principles.

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



/s/HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2001

                    SILVER KEY MINING COMPANY
                   (A Development Stage Company)
                           Balance Sheet


                                ASSETS

                                                            December 31
                                                                2000
CURRENT ASSETS
Cash                                                        $      -
                                                            -----------
  Total Current Assets                                             -
                                                            -----------

  TOTAL ASSETS                                              $      -
                                                            ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

  Accounts payable                                          $     2,000
                                                            ------------
    Total Current Liabilities                                     2,000
                                                            ------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock; $0.001 par value; authorized 5,000,000 shares,
   no shares issued or outstanding                                  -
  Common stock; $0.001 par value; authorized 100,000,000
   shares; 5,126,010 issued and outstanding                       5,126
  Additional paid-in capital                                     82,389
  Deficit accumulated during the development stage              (89,515)
                                                                --------
    Total Stockholders' Equity (Deficit)                         (2,000)
                                                                --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $   -



The accompanying notes are an integral part of these financial statements

                        SILVER KEY MINING COMPANY
                      (A Development Stage Company)
                        Statements of Operations


                                                              From
                                                           Inception on
                                      For the                June 25,
                                     Years Ended           1971 Through
                                     December 31,          December 31,
                                   2000        1999             2000
                                 --------    --------      -------------

REVENUES                         $   -       $    -         $     -

EXPENSES                           3,801        3,127          89,515
                                 --------      --------       ---------
NET LOSS                         $(3,801)    $ (3,127)      $ (89,515)
                                 ========      ========       =========
BASIC NET LOSS PER SHARE         $ (0.00)    $  (0.00)
                                 ========      ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                     5,126,010   5,126,010
                                =========== ===========





The accompanying notes are an integral part of these financial statements

                         SILVER KEY MINING COMPANY
                       (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit)
        From Inception on June 25, 1971 through December 31, 2000

                                                                               Deficit
                                                                             Accumulated
                                                               Additional     During the
                                            Common Stock        Paid-in      Development
                                         Shares     Amount      Capital         Stage


Balance at inception on June 25, 1971        -      $   -        $    -        $    -

1972 - shares issued for mining rights
  at $0.05 per share                   1,000,000      1,000        49,000           -

1976 - shares issued for cash at
  $0.05 per share                         25,000         25         1,225           -

1976 - shares issued for drilling
  services at  $0.05 per share           125,000        125         6,125           -

1977 - shares issued for drilling
  services at $0.05 per share            130,860        131         6,412           -

1977 - shares issued for cash at
  $0.05 per share                         29,240         29         1,433           -

1981 - shares issued for geological
  services at $0.05 per share             18,460         18           905           -

1983 - shares issued for geological,
  legal and administrative services
   at $0.05 per share                    257,800        258        12,632           -

1992 - shares issued for mining rights
  at predecessor cost                  3,500,000      3,500        (3,500)          -

Contributed capital for expenses             -          -             287           -

Net loss from inception on June 25,
  1971 through December 31, 1995             -          -             -         (81,558)
                                       ----------   ---------     ---------    ----------
Balance, December 31, 1995             5,086,360      5,086        74,519       (81,558)

Net loss for the year ended
  December 31, 1996                          -          -             -             -
                                       ----------   ---------     ---------    ----------
Balance, December 31, 1996             5,086,360   $  5,086     $  74,519    $  (81,558)
                                       ----------   ---------     ---------    ----------



The accompanying notes are an integral part of these financial statements

                           SILVER KEY MINING COMPANY
                         (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on June 25, 1971 through December 31, 2000

                                                                               Deficit
                                                                             Accumulated
                                                               Additional     During the
                                            Common Stock        Paid-in      Development
                                         Shares     Amount      Capital         Stage


Balance, December 31, 1996              5,086,360   $ 5,086      $ 74,519     $ (81,558)

Net loss for the year ended
  December 31, 1997                           -         -             -             (30)
                                        ----------  ---------    ---------    ----------
Balance, December 31, 1997              5,086,360     5,086        74,519       (81,588)

Common stock issued for services
 and debt at $0.05 per share               39,650        40         1,942           -

Net loss for the year ended
 December 31, 1998                            -         -             -            (999)
                                        ----------   ---------   ----------    ----------
Balance, December 31, 1998              5,126,010      5,126       76,461       (82,587)

Capital contributed for expenses
 paid by shareholder                          -          -          2,627           -

Net loss for the year ended
 December 31, 1999                            -          -            -          (3,127)
                                        ----------   ---------    ----------   ----------
Balance, December 31, 1999              5,126,010      5,126       79,088       (85,714)

Capital contributed for expenses
 paid by shareholder                          -          -          3,301           -

Net loss for the year ended
 December 31, 2000                            -          -            -          (3,801)
                                        ----------   ---------    ---------    ----------
Balance, December 31, 2000              5,126,010   $  5,126     $ 82,389     $ (89,515)
                                        ==========   =========    =========   ===========




The accompanying notes are an integral part of these financial statements

                       SILVER KEY MINING COMPANY
                      (A Development Stage Company)
                        Statements of Cash Flows

                                                                           From
                                                                        Inception on
                                                   For the               June 25,
                                                  Years Ended           1971 Through
                                                  December 31,           December 31,
                                                2000       1999              2000

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                 $ (3,801)   $ (3,127)      $ (89,515)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Disposal of assets for services               -           -            71,818
    Stock issued for services                     -           -             9,482
    Increase (decrease) in accounts payable       500         500           2,000
                                               --------    --------      --------
  Net Cash Used by Operating Activities        (3,301)     (2,627)         (6,215)
                                               --------    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash used for drilling costs                    -           -            (2,712)
                                               --------     --------      --------
  Net Cash (Used) by Investing Activities         -           -	         (2,712)
                                               --------     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock for cash               -           -             2,712
   Contributed capital                          3,301        2,627          6,215
                                               --------     --------      --------

  Net Cash Provided by Financing Activities     3,301        2,627          8,927
                                               --------     --------      --------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             -            -              -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                           -            -              -
                                               --------     --------      --------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                              $  -         $  -          $  -
                                               ========     ========      ========

 The accompanying notes are an integral part of these financial statements






                      SILVER KEY MINING COMPANY
                    (A Development Stage Company)
                Statements of Cash Flows (Continued)

                                                                     From
                                                                 Inception on
                                          For the                  June 25,
                                        Years Ended              1971 Through
                                        December 31,              December 31,
                                      2000       1999                 2000

Cash Paid For:

  Interest                         $   -        $   -             $   -
  Taxes                            $   -        $   -             $   -

NON CASH FINANCING ACTIVITIES

Common stock issued for mining
  rights at predecessor cost       $   -        $   -             $   -




The accompanying notes are an integral part of these financial statements

                       SILVER KEY MINING COMPANY
                     (A Development Stage Company)
                   Notes to the Financial Statements
                       December 31, 2000 and 1999


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

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.  Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a calendar year end.

         b.  Basic Loss Per Share

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                               For the Year Ended
                                December 31, 2000
                 -----------------------------------------------
                       Loss          Shares          Per Share
                    (Numerator)  (Denominator)        Amount

                   $ (3,801)       5,126,010       $  (0,00)
                  ============    ============     ============


                               For the Year Ended
                                December 31, 1999
                 -----------------------------------------------
                       Loss           Shares          Per Share
                    (Numerator)   (Denominator)        Amount

                   $ (3,127)        5,126,010       $  (0,00)
                 ============     ============      ============

c.  Provision for Taxes

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $8,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                           SILVER KEY MINING COMPANY
                         (A Development Stage Company)
                       Notes to the Financial Statements
                          December 31, 2000 and 1999

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c.Provision for Taxes (Continued)

                                                  For the Years Ended
                                                      December 31,
                                                   2000         1999

         Income tax benefit at statutory rate    $ 1,445       $ 1,188
         Change in valuation allowance            (1,445)       (1,188)
                                                ----------     ---------
                                                 $   -         $   -
                                                ==========     =========

         Deferred tax assets (liabilities) are comprised of the following:

                                                 For the Years Ended
                                                     December 31,
                                                   2000          1999

         Income tax benefit at statutory rate   $ 3,040        $ 1,596
         Change in valuation allowance           (3,040)        (1,596)
                                               ----------     ----------
                                                $   -           $  -
                                               ==========     ===========
         Due to the change in ownership provisions of the Tax Reform Act of
         1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.


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

NOTE 3 GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company. In the interim it has committed to meeting the Company's minimal operating expenses.



Item 8.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

Not applicable.


                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

    The executive officers and directors of the Company are as follows:


Name                      Age           Position

Dale F. Miller            66            President, CEO, Director

Roger D. Miller           45            Vice President, Director

Jeanne B. Miller          63            Secretary, Treasurer, Director

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


                                  SILVER KEY MINING CO., INC.
                                    (Registrant)

Date: April 12, 2001
                                    /s/Dale F. Miller
                              ------------------------------
                                 Dale F. Miller, President


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                   Title                       Date

    /s/ Dale F. Miller        President and Director        April 12, 2001
    --------------------
          Dale F. Miller


    /s/ Jeanne B. Miller      Secretary, Treasurer          April 12, 2001
    --------------------      and Director
          Jeanne B. Miller




