Form 10-Q
period 2001-03-31
SILVER KEY MINING CO INC
filed 2001-05-18
CIK 1093913

SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington D.C. 20549


                                    FORM 10-QSB


                Quarterly Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001

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

                               INDEX
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  I.   Financial  Statements

     Balance  Sheets,  December  31,  2000  and
     March 31, 2001                                         3

     Statements  of  Operations,  Three  Months
     Ended  March  31,  2000  and  Three  Months
     Ended  March  31,  2001  and
     From  June  25,  1971  (Date  of  Inception)
     through  March  31,  2001                              4

     Statements  of  Stockholders'  Equity,
     From  June  25,  1971  (Date  of  Inception)
     through  March  31,  2001                              5

     Statements  of  Cash  Flows,  Three  Months
     Ended  March  31,  2000  and  Three  Months
     Ended  March  31,  2001  and
     From  June  25,  1971  (Date  of  Inception)
     through  March  31,  2001                              7

     Notes  to  Financial  Statements                       8


PART  II.  OTHER  INFORMATION

Item  1.   Index  to  Exhibits                             10
          a.     Reports  on  Form  8-K

          b.     Signatures

PART  I:  Financial  Information

Item  1:  Financial  Statements



                           SILVER KEY MINING COMPANY
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000




                           SILVER KEY MINING COMPANY
                          (A Development Stage Company)
                                 Balance Sheets

                                    ASSETS

                                                      March 31,    December 31,
                                                        2001           2000
                                                      ----------   ------------
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                                  $     -      $     -
                                                       ----------   ----------
  TOTAL ASSETS                                         $     -      $     -
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

 Accounts payable                                      $ 2,921      $ 2,000
                                                       ----------   ----------
  Total Current Liabilities                              2,921        2,000
                                                       ----------   ----------

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock; $0.001 par value; authorized 5,000,000
  shares, no shares issued or outstanding                     -            -

 Common stock; $0.001 par value; authorized 100,000,000
  shares; 5,126,010 issued and outstanding                5,126        5,126
 Additional paid-in capital                              82,968       82,389
 Deficit accumulated during the development stage       (91,015)     (89,515)
                                                        ----------   ----------

   Total Stockholders' Equity (Deficit)                  (2,921)      (2,000)
                                                        ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                      $     -      $     -
                                                        ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                         SILVER KEY MINING COMPANY
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)

                                                                           From
                                                                       Inception on
                                                                          June 25,
                                     For the Three Months Ended        1971 Through
                                               March 31,                 March 31,
                                     --------------------------
                                           2001         2000                2001
                                         ----------  ----------          ----------
REVENUES                                 $     -     $     -             $     -

EXPENSES                                   (1,500)       (170)            (91,015)
                                         ----------  ----------          ----------

NET LOSS                                 $ (1,500)   $   (170)           $(91,015)
                                         ==========  ==========          ==========

BASIC NET LOSS PER SHARE                 $  (0.00)   $  (0.00)
                                         ==========  ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                             5,126,010   5,126,010
                                         ==========  ==========



The accompanying notes are an integral part of these financial statements.

                            SILVER KEY MINING COMPANY
                          (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit)
              From Inception on June 25, 1971 through March 31, 2001




                                                                              Deficit
                                                                            Accumulated
                                                               Additional    During the
                                              Common Stock      Paid-in      Development
                                            ----------------
                                            Shares    Amount    Capital         Stage
                                           --------- --------- ---------     -----------

Balance at inception on June 25, 1971            -  $     -    $     -       $     -

1972 - shares issued for mining rights
  at $0.05 per share                       1,000,000   1,000     49,000            -

1976 - shares issued for cash at
  $0.05 per share                             25,000      25      1,225            -

1976 - shares issued for drilling
  services at  $0.05 per share               125,000     125      6,125            -

1977 - shares issued for drilling
  services at $0.05 per share                130,860     131      6,412            -

1977 - shares issued for cash at
  $0.05 per share                             29,240      29      1,433            -

1981 - shares issued for geological
  services at $0.05 per share                 18,460      18        905            -

1983 - shares issued for geological,
  legal and administrative services
  at $0.05 per share                         257,800     258     12,632            -

1992 - shares issued for mining rights
  at predecessor cost                      3,500,000   3,500     (3,500)           -

Contributed capital for expenses                  -       -         287            -

Net loss from inception on June 25,
  1971 through December 31, 1995                  -       -          -        (81,558)
                                           --------- --------- ---------     ----------

Balance, December 31, 1995                 5,086,360   5,086     74,519       (81,558)

Net loss for the year ended
  December 31, 1996                               -       -          -             -
                                           --------- --------- ---------     ----------

Balance, December 31, 1996                 5,086,360 $ 5,086   $ 74,51        $(81,558)
                                           --------- --------- ---------     ----------


The accompanying notes are an integral part of these financial statements.

                            SILVER KEY MINING COMPANY
                          (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued)
               From Inception on June 25, 1971 through March 31, 2001


                                                                              Deficit
                                                                            Accumulated
                                                               Additional    During the
                                              Common Stock      Paid-in      Development
                                            ----------------
                                            Shares    Amount    Capital         Stage
                                           --------- --------- ---------     -----------
Balance, December 31, 1996                 5,086,360 $ 5,086   $ 74,519      $ (81,558)

Net loss for the year ended
  December 31, 1997                               -       -          -             (30)
                                           ---------- --------- ---------     ----------
Balance, December 31, 1997                 5,086,360   5,086     74,519        (81,588)

Common stock issued for services
 and debt at $0.05 per share                  39,650      40      1,942             -

Net loss for the year ended
 December 31, 1998                                -       -          -            (999)
                                           ---------- --------- ---------     ----------
Balance, December 31, 1998                 5,126,010   5,126     76,461        (82,587)

Capital contributed for expenses
 paid by shareholder                              -       -       2,627             -

Net loss for the year ended
 December 31, 1999                                -       -          -          (3,127)
                                           ---------- --------- ---------     ----------
Balance, December 31, 1999                 5,126,010    5,126    79,088        (85,714)

Capital contributed for expenses
 paid by shareholder                              -        -      3,301             -


Net loss for the year ended December 31, 2000     -        -         -          (3,801)
                                           ---------- --------- ---------     ----------
Balance, December 31, 2000                 5,126,010    5,126    82,389        (89,515)

Capital contributed for expenses
 paid by shareholder (unaudited)                  -        -        579             -

Net loss for the three months ended
 March 31, 2001 (unaudited)                       -        -         -          (1,500)

Balance, March 31, 2001 (unaudited)         5,126,010 $ 5,126  $ 82,968       $(91,015)
                                            ========== ======== =========     ==========


The accompanying notes are an integral part of these financial statements.

                        SILVER KEY MINING COMPANY
                      (A Development Stage Company)
                        Statements of Cash Flows
                             (Unaudited)

                                                                           From
                                                                       Inception on
                                                                          June 25,
                                     For the Three Months Ended        1971 Through
                                               March 31,                 March 31,
                                     --------------------------
                                           2001         2000                2001
                                       ----------  ----------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss)                               $ (1,500)   $  (170)             $(91,015)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Disposal of assets for services              -          -                 71,818
   Stock issued for services                    -          -                  9,482
   Increase (decrease) in accounts payable     921        170                 2,921
                                          ----------  ----------          ----------

    Net Cash Used by Operating Activities     (579)        -                 (6,794)
                                          ----------  ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash used for drilling costs                  -          -                 (2,712)

    Net Cash Used by Investing Activities       -          -                 (2,712)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock for cash             -          -                  2,712
  Contributed capital                          579         -                  6,794
                                          ----------  ----------          ----------

 Net Cash Provided by Financing Activities     579         -                  9,506
                                          ----------  ----------          ----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           -          -                     -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                         -          -                     -
                                          ----------  ----------          ----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                         $     -    $     -               $     -
                                          ==========  ==========          ==========

Cash Paid For:

  Interest                                $     -    $     -               $     -
  Taxes                                   $     -    $     -               $     -

NON CASH FINANCING ACTIVITIES

 Common stock issued for mining
  rights at predecessor cost              $     -    $     -               $     -



The accompanying notes are an integral part of these financial statements.

                     SILVER KEY MINING COMPANY
                   (A Development Stage Company)
                 Notes to the Financial Statements
                March 31, 2001 and December 31, 2000


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

c.  Provision for Taxes

The Company has a net operating loss carryover of approximately $8,000 as of December 31, 2000 which expires in 2020. The potential tax benefit has been offset by a valuation allowance for the same amount.

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

PART  II.  OTHER  INFORMATION

Item     1.     Exhibits  and  reports  on  Form  8-K

          a.     Reports  on  Form  8-K

          b.     Signatures



(a) There have been no reports on Form 8-K for the three months ending March 31, 2001.



(b)     Signatures

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

     SILVER KEY MINING COMPANY
     (Registrant)

     Date:  May 15, 2001                         /s/  Dale  F.  Miller
                                                 ------------------------------
                                                   Dale  F.  Miller,  President