Form 10-Q
period 2001-06-30
SILVER KEY MINING CO INC
filed 2001-08-17
CIK 1093913

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended June 30, 2001

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                        Commission File Number 0-27197


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

               (     )  Yes          (  x  )  No


                APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class               Outstanding as of June 30, 2001.
Common Stock, $.001 par value              5,126,010

Preferred Stock, $.001 par value                 -0-

                              INDEX
                                                                  Page
                                                                  Number

PART  I.   FINANCIAL  INFORMATION

Item  I.   Financial  Statements

     Balance Sheets, December 31, 2000 and
     June 30, 2001                                                     3

     Statements of Operations, Three Months and Six Months
     Ended June 30, 2000 and Three Months and Six Months
     Ended June 30, 2001 and
     From June 25, 1971 (Date  of  Inception)
     through June 30, 2001                                             4

     Statements of Stockholders' Equity,
     From June 25, 1971 (Date of Inception)
     through June 30, 2001                                             5

     Statements of Cash Flows, Three Months and Six
     Months Ended June 30, 2000 and Three Months and
     Six Months Ended June 30, 2001 and From June 25,
     1971 (Date of Inception) through June 30, 2001                    7

     Notes to Financial Statements                                     8


PART  II.  OTHER  INFORMATION

Item 1  Legal Proceedings                                              10

Item 2  Changes in Securities                                          10

Item 3  Defaults in Senior Securities                                  10

Item 4  Submission of Matters to a Vote of Security Holders            10

Item 5  Other Information                                              10

Item 6  Exhibits and Reports on Form 8-K                               10

PART  I:  Financial  Information

Item  1:  Financial  Statements



                          SILVER KEY MINING COMPANY
                         (A Development Stage Company)

                            FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000



                           SILVER KEY MINING COMPANY
                         (A Development Stage Company)
                                Balance Sheets

                                 ASSETS
                                                         June 30,           December 31,
                                                           2001                    2000
                                                       ----------              ----------
                                                       (Unaudited)

CURRENT ASSETS

Cash                                                     $     -               $     -
                                                        ----------            ----------

TOTAL ASSETS                                             $     -               $     -
                                                        ==========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable                                         $  2,000            $  2,000
                                                         ----------           ----------

Total Current Liabilities                                   2,000               2,000
                                                         ----------           ----------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value; authorized 5,000,000
 shares, no shares issued or outstanding                        -                    -
Common stock; $0.001 par value; authorized 100,000,000
 shares; 5,126,010 issued and outstanding                    5,126                5,126
Additional paid-in capital                                   84,907               82,389
Deficit accumulated during the development stage            (92,033)             (89,515)
                                                           ----------          ----------

Total Stockholders' Equity (Deficit)                         (2,000)              (2,000)
                                                            ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                          $     -             $     -
                                                            ==========         ==========


The accompanying notes are an integral part of these financial statements.

                            SILVER KEY MINING COMPANY
                          (A Development Stage Company)
                             Statements of Operations
                                   (Unaudited)


                                                                          From
                                                                      Inception on
                                 For the              For the            June 25,
                           Three Months Ended     Six Months Ended      1971 Through
                                 June 30,              June 30,           June 30,
                             2001       2000      2001         2000         2001
                         -----------------------------------------------------------
REVENUES                   $     -    $     -   $     -      $     -       $     -

EXPENSES                     1,018       2,335      2,518      2,505         92,033
                          ---------   ---------  ---------  ---------     ----------
NET LOSS                  $ (1,018)   $ (2,335)  $ (2,518)  $ (2,505)     $ (92,033)
                          =========   =========  =========  =========     ==========
BASIC NET LOSS PER SHARE  $  (0.00)   $ (0.00)   $ (0.00)   $  (0.00)
                          =========   =========  =========  =========



The accompanying notes are an integral part of these financial statements.

                              SILVER KEY MINING COMPANY
                            (A Development Stage Company)
                     Statements of Stockholders' Equity (Deficit)
                 From Inception on June 25, 1971 through June 30, 2001


                                                                               Deficit
                                                                             Accumulated
                                                               Additional     During the
                                           Common Stock         Paid-in       Development
                                         Shares      Amount       Capital        Stage
                                         ------------------------------------------------
Balance at inception on June 25, 1971        -    $    -        $    -         $     -

1972 - shares issued for mining rights
  at $0.05 per share                     1,000,000    1,000       49,000             -

1976 - shares issued for cash at
  $0.05 per share                           25,000       25        1,225             -

1976 - shares issued for drilling
  services at  $0.05 per share             125,000      125        6,125             -

1977 - shares issued for drilling
  services at $0.05 per share              130,860      131        6,412             -

1977 - shares issued for cash at
  $0.05 per share                           29,240       29        1,433             -

1981 - shares issued for geological
  services at $0.05 per share               18,460       18          905             -

1983 - shares issued for geological,
  legal and administrative services
  at $0.05 per share                       257,800      258       12,632              -

1992 - shares issued for mining rights
  at predecessor cost                    3,500,000    3,500       (3,500)             -

Contributed capital for expenses                -        -           287              -

Net loss from inception on June 25,
  1971 through December 31, 1995                -        -            -          (81,558)
                                         ---------   -------     --------       ---------
Balance, December 31, 1995               5,086,360    5,086       74,519         (81,558)

Net loss for the year ended
  December 31, 1996                             -        -            -               -
                                         ---------   -------     --------       ---------
Balance, December 31, 1996               5,086,360  $ 5,086       $74,519       $(81,558)
                                         ---------   -------     --------       ---------


The accompanying notes are an integral part of these financial statements.

                              SILVER KEY MINING COMPANY
                             (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit) (Continued)
                  From Inception on June 25, 1971 through June 30, 2001

                                                                               Deficit
                                                                              Accumulated
                                                                Additional     During the
                                           Common Stock           Paid-in     Development
                                         Shares      Amount       Capital        Stage
                                         ------------------------------------------------
Balance, December 31, 1996               5,086,360  $ 5,086       $74,519       $(81,558)
                                         ---------   -------     --------       ---------
Net loss for the year ended
  December 31, 1997                             -        -             -             (30)
                                         ---------   -------     --------       ---------
Balance, December 31, 1997               5,086,360    5,086        74,519        (81,588)

Common stock issued for services
 and debt at $0.05 per share                39,650       40         1,942             -

Net loss for the year ended
 December 31, 1998                              -        -             -            (999)
                                         ---------   -------     --------       ---------
Balance, December 31, 1998               5,126,010    5,126        76,461        (82,587)

Capital contributed for expenses
 paid by shareholder                            -        -          2,627             -

Net loss for the year ended
 December 31, 1999                              -        -             -          (3,127)
                                         ---------   -------     --------       ---------
Balance, December 31, 1999               5,126,010    5,126        79,088        (85,714)

Capital contributed for expenses
 paid by shareholder                            -        -          3,301             -

Net loss for the year ended
 December 31, 2000                              -        -             -          (3,801)
                                         ---------   -------     --------       ---------
Balance, December 31, 2000               5,126,010    5,126        82,389        (89,515)

Capital contributed for expenses
 paid by shareholder (unaudited)                -        -          2,518             -

Net loss for the six months ended
 June 30, 2001 (unaudited)                      -        -             -          (2,518)
                                         ---------   -------     --------       ---------
Balance, June 30, 2001 (unaudited)       5,126,010  $ 5,126       $84,907       $(92,033)
                                         =========   =======     ========       =========


The accompanying notes are an integral part of these financial statements.

                              SILVER KEY MINING COMPANY
                             (A Development Stage Company)
                               Statements of Cash Flows
                                     (Unaudited)

                                                                                 From
                                                                             Inception on
                                      For the              For the            June 25,
                                Three Months Ended     Six Months Ended      1971 Through
                                      June 30,              June 30,           June 30,
                                  2001       2000      2001         2000         2001
                            -----------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net (loss)                     $ (1,018)  $ (2,335)  $ (2,518)   $ (2,505)    $(92,033)
Adjustments to reconcile net
 loss to net cash provided by
  operating activities:
Disposal of assets for services      -          -           -          -        71,818
Stock issued for services            -          -           -          -         9,482
Increase (decrease) in accounts
 payable                           (921)       665          -         835        2,000
                                 --------   ---------  ---------  ---------    ---------
Net Cash Used by Operating
 Activities                      (1,939)    (1,670)     (2,518)    (1,670)       (8,733)
                                 --------   ---------  ---------  ---------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:

Cash used for drilling costs         -           -          -           -        (2,712)
                                  --------   ---------  ---------  ---------    ---------
Net Cash Used by Investing
 Activities                          -           -          -           -        (2,712)
                                  --------   ---------  ---------  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock for cash    -           -          -           -         2,712
Contributed capital               1,939       1,670      2,518       1,670        8,733
                                 --------   ---------  ---------  ---------     ---------
Net Cash Provided by Financing
 Activities                       1,939       1,670      2,518       1,670       11,445
                                 --------   ---------  ---------  ---------    ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                -           -          -           -
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD              -           -          -           -
                                 --------   ---------  ---------  ---------    ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD              $     -     $     -    $     -     $     -       $
                               ==========  ========== ==========  =========     =========
Cash Paid For:

Interest                       $     -     $     -    $     -     $     -       $     -
Taxes                          $     -     $     -    $     -     $     -       $     -

NON CASH FINANCING ACTIVITIES

Common stock issued for mining
  rights at predecessor cost   $     -     $     -    $     -     $     -       $     -


The accompanying notes are an integral part of these financial statements.

                            SILVER KEY MINING COMPANY
                           (A Development Stage Company)
                         Notes to the Financial Statements
                        June 30, 2001 and December 31, 2000


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


Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     The Company is considered a development stage company with no assets or capital and with no significant operations or income since approximately 1992. In August 1999, the Company filed with the Securities and Exchange Commission a registration statement on Form 10-SB. All costs and expenses associated with the registration statement have been paid for by a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Net Operating Loss

    The Company has accumulated approximately $8,000 of net operating loss carryforwards as of June 30, 2001, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or the nine month period ended June 30, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

    In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Risk Factors and Cautionary Statements

    This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.



PART  II    OTHER  INFORMATION


Item 1.  Legal Proceedings

    There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

          a.     Reports on Form 8-K

          b.     Signatures



(a) There have been no reports on Form 8-K for the three months ending June 30, 2001.



(b)     Signatures

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

     SILVER KEY MINING COMPANY
     (Registrant)

     Date:  August 15, 2001                    /s/ Dale F. Miller
                                                 ------------------------------
                                                   Dale F. Miller, President