Form 10-Q
period 2001-09-30
SILVER KEY MINING CO INC
filed 2001-11-14
CIK 1093913

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to

                       Commission File Number 0-27197


                       SILVER KEY MINING COMPANY, INC.
                       -----------------------------
               (Name of Small Business Issuer in its charter)


                   Nevada                                   82-0513245
      ----------------------------------                -------------------
     (State  or  other  jurisdiction  of                 (I.R.S. employer
       incorporation  or  organization)                  identification No.)

             802  Pine  Street
            Clark  Fork,  Idaho                                83811
 ---------------------------------------                     ----------
(Address of principal executive offices)                     (Zip code)

                    Issuer's  telephone  number:  (208)  266-1464


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





                              INDEX
                                                                  Page
                                                                  Number

PART  I.   FINANCIAL  INFORMATION

Item  I.   Financial  Statements

     Balance Sheets, December 31, 2000 and
     September 30, 2001                                                     3

     Statements of Operations, Three Months and Nine Months
     Ended September 30, 2000 and Three Months and Nine Months
     Ended September 30, 2001 and
     From June 25, 1971 (Date  of  Inception)
     through September 30, 2001                                             4

     Statements of Stockholders' Equity,
     From June 25, 1971 (Date of Inception)
     through September 30, 2001                                             5

     Statements of Cash Flows, Nine Months Ended September
     30, 2000 and Nine Months Ended September 30, 2001 and
     From June 25, 1971 (Date of Inception) through September
     30, 2001                                                               7

     Notes to Financial Statements                                          8


PART  II.  OTHER  INFORMATION

Item 1  Legal Proceedings                                              10

Item 2  Changes in Securities                                          10

Item 3  Defaults in Senior Securities                                  10

Item 4  Submission of Matters to a Vote of Security Holders            10

Item 5  Other Information                                              10

Item 6  Exhibits and Reports on Form 8-K                               10



PART  I:  Financial  Information

Item  1:  Financial  Statements



                          SILVER KEY MINING COMPANY
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000



                          SILVER KEY MINING COMPANY
                        (A Development Stage Company)
                               Balance Sheets

                                   ASSETS

                                                         September 30,    December 31,
                                                             2001             2000
                                                          ----------       ----------
                                                         (Unaudited)
CURRENT ASSETS

 Cash                                                    $      -         $      -
                                                          ----------       ----------
  TOTAL ASSETS                                           $      -         $      -
                                                          ==========       ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

 Accounts payable                                        $   4,507        $   2,000
                                                          ----------       ----------
  Total Current Liabilities                                  4,507            2,000
                                                          ----------       ----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock; $0.001 par value; authorized 5,000,000
  shares, no shares issued or outstanding                       -                -
 Common stock; $0.001 par value; authorized 100,000,000
  shares; 5,126,010 issued and outstanding                   5,126            5,126
 Additional paid-in capital                                 85,652           82,389
 Deficit accumulated during the development stage          (95,285)         (89,515)
                                                          ----------       ----------
  Total Stockholders' Equity (Deficit)                      (4,507)          (2,000)
                                                          ----------       ----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                      $      -         $      -
                                                          ==========       ==========

        The accompanying notes are an integral part of these financial statements


                          SILVER KEY MINING COMPANY
                        (A Development Stage Company)
                          Statements of Operations
                               (Unaudited)


                                                                               From
                                                                            Inception of
                                    For the                For the           June 25,
                               Three Months Ended     Nine Months Ended    1971 Through
                                  September 30,          September 30,      September 30,
                              -------------------    -------------------   -------------
                                 2001      2000         2001      2000          2001
                              --------  --------      --------  --------      --------
REVENUES                     $     -   $     -       $     -   $     -       $     -

EXPENSES                        3,252     2,335         5,770     2,505        95,285
                              --------  --------      --------  --------      --------
NET LOSS                     $ (3,252) $ (2,335)     $ (5,770) $ (2,505)     $(95,285)
                              ========  ========      ========  ========      ========
BASIC NET LOSS PER SHARE     $ ( 0.00) $  (0.00)     $  (0.00) $  (0.00)
                              ========  ========      ========  ========      ========


       The accompanying notes are an integral part of these financial statements


                          SILVER KEY MINING COMPANY
                        (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit)
            From Inception on June 25, 1971 through September 30, 2001

                                                                               Deficit
                                                               Additional    Accumulated
                                                                 Paid-in      During the
                                            Common Stock         Capital      Development
                                        Shares        Amount                     Stage
                                      ----------    ----------   ----------   ----------
Balance at inception on June 25, 1971        -      $     -      $     -      $     -

1972 - shares issued for mining rights
  at $0.05 per share                  1,000,000        1,000       49,000           -

1976 - shares issued for cash at
  $0.05 per share                        25,000           25        1,225           -

1976 - shares issued for drilling
  services at  $0.05 per share          125,000          125        6,125           -

1977 - shares issued for drilling
  services at $0.05 per share           130,860          131        6,412           -

1977 - shares issued for cash at
  $0.05 per share                        29,240           29        1,433           -

1981 - shares issued for geological
  services at $0.05 per share            18,460           18          905           -

1983 - shares issued for geological,
  legal and administrative services
  at $0.05 per share                    257,800          258       12,632           -

1992 - shares issued for mining rights
  at predecessor cost                 3,500,000        3,500       (3,500)          -

Contributed capital for expenses             -            -           287           -

Net loss from inception on June 25,
  1971 through December 31, 1995             -            -            -       (81,558)
                                      ----------    ----------   ----------   ----------
Balance, December 31, 1995            5,086,360        5,086       74,519      (81,558)

Net loss for the year ended
  December 31, 1996                          -            -            -            -
                                      ----------    ----------   ----------   ----------
Balance, December 31, 1996            5,086,360     $  5,086     $ 74,519    $ (81,558)
                                      ----------    ----------   ----------   ----------

       The accompanying notes are an integral part of these financial statements



                          SILVER KEY MINING COMPANY
                        (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on June 25, 1971 through September 30, 2001

                                                                                Deficit
                                                               Additional     Accumulated
                                                                 Paid-in      During the
                                            Common Stock         Capital      Development
                                        Shares        Amount                     Stage
                                      ----------    ----------   ----------   ----------
Balance, December 31, 1996            5,086,360     $  5,086     $ 74,519    $ (81,558)

Net loss for the year ended
  December 31, 1997                          -            -            -           (30)
                                      ----------    ----------   ----------   ----------
Balance, December 31, 1997            5,086,360        5,086       74,519      (81,588)

Common stock issued for services
 and debt at $0.05 per share             39,650           40        1,942           -

Net loss for the year ended
 December 31, 1998                           -             -           -          (999)
                                      ----------    ----------   ----------   ----------
Balance, December 31, 1998            5,126,010         5,126      76,461      (82,587)
Capital contributed for expenses
 paid by shareholder                         -             -        2,627           -

Net loss for the year ended
 December 31, 1999                           -             -           -        (3,127)
                                      ----------    ----------   ----------   ----------
Balance, December 31, 1999            5,126,010         5,126      79,088      (85,714)

Capital contributed for expenses
 paid by shareholder                         -             -        3,301           -

Net loss for the year ended
 December 31, 2000                           -             -           -        (3,801)
                                      ----------    ----------   ----------   ----------
Balance, December 31, 2000            5,126,010         5,126      82,389      (89,515)

Capital contributed for expenses
 paid by shareholder (unaudited)             -             -        2,518           -

Net loss for the nine months ended
 September 30, 2001 (unaudited)              -             -           -        (5,770)
                                      ----------    ----------   ----------   ----------
Balance, September 30, 2001
 (unaudited)                          5,126,010     $   5,126    $ 84,907    $ (95,285)
                                      ==========    ==========   ==========   ==========


       The accompanying notes are an integral part of these financial statements



                          SILVER KEY MINING COMPANY
                         (A Development Stage Company)
                           Statements of Cash Flows
                                (Unaudited)
 <table>                                                                            From
                                                                         Inception on
                                                   For the                 June 25,
                                               Nine Months Ended          1971 Through
                                                  September 30,           September 30,
                                               2001          2000             2001
                                            ----------     ----------       ----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net (loss)                                 $ (5,770)    $ (3,055)       $ (95,285)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Disposal of assets for services                -             -           71,818
   Stock issued for services                      -             -            9,482
   Increase (decrease) in accounts payable     2,507        (1,500)          4,507
                                            ----------     ----------       ----------
    Net Cash Used by Operating Activities     (3,263)       (4,555)         (9,478)
                                            ----------    ----------       ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Cash used for drilling costs                     -             -           (2,712)
                                            ----------    ----------       ----------
    Net Cash Used by Investing Activities         -             -           (2,712)
                                            ----------    ----------       ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Issuance of common stock for cash                -             -            2,712
 Contributed capital                           3,263         4,555           9,478
                                            ----------    ----------       ----------
    Net Cash Provided by Financing
     Activities                                3,263         4,555          12,190
                                            ----------    ----------       ----------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             -             -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                           -             -
                                            ----------    ----------       ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                           $     -      $      -        $
                                            ==========    ==========       ==========
Cash Paid For:

  Interest                                  $     -      $      -        $      -
  Taxes                                     $     -      $      -        $      -


      The accompanying notes are an integral part of these financial statements





                          SILVER KEY MINING COMPANY
                        (A Development Stage Company)
                      Notes to the Financial Statements
                   September 30, 2001 and December 31, 2000


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

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

NOTE 3 - MATERIAL EVENT

     On September 17, 2001, the Company changed its domicile from Idaho to Nevada. The articles of merger were filed on September 17, 2001 between Silver Key Mining Company, Inc., an Idaho corporation and Silver Key Mining Company, Inc. a Nevada Corporation. The Surviving entity, Silver Key Mining Company, Inc. (a Nevada Corporation) acquired all outstanding owner's interests of Silver Key Mining Company, Inc. (an Idaho Corporation).



     The accompanying notes are an integral part of these financial statements.



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

Net Operating Loss

    The Company has accumulated approximately $7,957 of net operating loss carryforwards as of September 30, 2001, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or the nine month period ended September 30, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    On Monday, September 10, 2001, pursuant to proper notice to shareholders, the Company held a Special Meeting of Shareholders at 56 W. 400 S. Suite 220, Salt Lake City, Utah. At the Meeting, the following directors were elected, by the indicated vote, to serve as directors until the next Annual Meeting of Shareholders or until their successors are elected and qualified.
         Nominee               For        Against        Abstain
        ---------             -----      ---------      ---------
     Dale F. Miller          4,749,146       0              0
     Jeanne B. Miller        4,749,146       0              0
     Roger D. Miller         4,749,146       0              0



In addition to the election of directors, the shareholders were asked to ratify a proposal to change the corporate domicile of the Company from the State of Idaho to the State of Nevada. The proposal carried by a vote of 4,749,146 for, 0 against and 0 abstaining



A proposal was also made to appoint HJ & Associates, LLC, formerly Jones Jensen & Company, as independent auditors for the Company's fiscal year ending December 31, 2001. The proposal was carried by a vote of 4,749,146 for, 0 against and 0 abstaining.


Item 5.  Other Information

    This Item is not applicable to the Company.


Item 6.  Exhibits and Reports on Form 8-K

          a.     Exhibit Index

          b.     Reports on Form 8-K

          c.     Signatures


  No.                                                       Page No.

          a.  Exhibit Index

              *   Certificate of Incorporation (Nevada)

              *   Agreement and Plan of Merger


          b.  Reports on Form 8-K

              There have been no reports on Form 8-K for the three months ending September 30, 2001.

* Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.


     * Certificate of Incorporation (Nevada) filed as Attachment to Form 14-A, Definitive Proxy Statement, August 23, 2001.

     * Agreement and Plan of Merger filed as Attachment to Form 14-A, Definitive Proxy Statement, August 23, 2001.
          c.  Signatures

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     SILVER KEY MINING COMPANY, INC.
     (Registrant)

     Date:  September 14, 2001                    /s/ Dale F. Miller
                                                 ------------------------------
                                                   Dale F. Miller, President