Form 10KSB
period 2001-12-31
SILVER KEY MINING CO INC
filed 2002-03-27
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-KSB

(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2001

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                       Commission File Number   0-27197


                         SILVER KEY MINING CO., INC.
                        -----------------------------
                  (Name of Small Business Issuer in its charter)


          Nevada                                         82-0513245
   ---------------------                              ---------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


            802 Pine St.
           ClarkFork, Idaho                                83811
  ----------------------------------------                --------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ ]

     State the issuer's revenues for its most recent fiscal year.
 $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ 0

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                      Outstanding as of December 31, 2000
   Common Stock, $.001 Par Value                    5,126,010

   Preferred Stock, $.001 Par Value                       -0-

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No [X]




                         TABLE OF CONTENTS

                                                                         Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            3

Item 2.   Description of Property. . . . . . . . . . . . . . . .            8

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .            8

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . .            8

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .            8

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           10

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           12

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           20

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . .           21

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           22

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           22

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .           23

Item 13.  Exhibit Index and Reports on Form 8-K .  . . . . . . .           23

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .           24




                                  PART I

Item 1.    Description of Business

Business Development

    Silver Key Mining Co., Inc. (the "Company") was incorporated on June 25, 1971 under the laws of the State of Idaho, under the name Silver Key Mining Company, Inc. for the purpose of taking ownership of the mineral rights in, on and under about 63 acres of patented land in the Greater Coeur d'Alene Mining Region, Idaho. During 1976, a core hole was drilled with no significant results. Since 1976 the Company has engaged in limited operations. On August 3, 1992, the Company issued 3,5000,000 shares of its common stock to Dale F. Miller in consideration of all of his right, title and interest in six mining claims known as the Antelope Mountain Silver Group. On January 19, 1993 Mr. Miller transferred his shares to Ms. Damara Bertges and Guenther Spachtolz who intended to use the Company to engage in similar activities as currently proposed herein. On June 12, 1996, a Utah court entered judgment in favor of Dale F. Miller in his suit against Bertges and Spachotolz for breach of contract and on June 15, 1996, Bertges and Spacholtolz returned the 3,500,000 shares of common stock of the Company to Mr. Miller.

    Presently, the Company is actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and its principal purpose is to locate and consummate a merger or acquisition with an operating business entity.

    Recently, the Company amended its Articles of Incorporation to permit the Company to engage in any and all legal activities. On September 17, 2001, the Company changed its corporate domicile from the State of Idaho to the State of Nevada. Articles of merger were filed on September 17, 2001 between Silver Key Mining Company, Inc., an Idaho corporation and Silver Key Mining Company, Inc. a Nevada corporation. The surviving entity, Silver Key Mining Company, Inc. (a Nevada corporation) acquired all outstanding owner's interests of Silver Key Mining Company, Inc. (an Idaho corporation).

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

Business of Issuer

    The Company has no recent material operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

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

Rights of Shareholders

    It is presently anticipated by management that prior to consummating a possible acquisition, merger, or other business combination the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. However, the Board of Directors will have the discretion to consummate a business combination without shareholder approval if permissible under the laws of the State of Nevada and the laws of the state in which the other entity resides. Regardless of whether an action is ratified by the Board or by the shareholders, the Board will provide to its shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by subsequent report to the shareholders if the action is taken by the Board.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    On September 10, 2001 a special meeting of the shareholders was held. At the meeting the shareholders voted to:

     Elect Dale F. Miller, Jeanne B. Miller and Roger D. Miller to the Board of Directors. The proposal passed with 4,749,146 shares voting for, -0-shares voting against and -0- shares abstaining.

     Approve the proposal to change the Company's State of incorporation from the State of Idaho to the State of Nevada. The proposal passed with 4,749,146 shares voting for, -0- shares voting against and -0- shares abstaining.

     Appoint HJ & Associates, LLC as independent auditors for the fiscal year ending December 31, 2001. The proposal passed with 4,749,146 shares voting for, -0- shares voting against and -0- shares abstaining.


                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company is not aware of any established trading market for its common stock and does not expect its shares to be traded actively in the public market until such time as a merger or acquisition can be consummated. Also, secondary trading of the Company's shares may be subject to certain state imposed restrictions. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. Because no current trading market has been established for the Company's securities, no trading history is presented herein.

    As of December 31, 2001 the Company had issued and outstanding 5,126,010 shares of Common Stock and there were 54 shareholders of record

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

    The Company is considered a development stage company and presently has no assets or capital and no significant operations or income. The costs and expenses associated with the preparation and filing of the Company's registration statement in 1999 and subsequent quarterly and annual filings were paid for by a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Forward Looking and Cautionary Statements

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

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted as of April 1, 2001. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

    In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS 141 and 142 has not affected the Company's financial statements.

    On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although management has not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 on the financial statements, when it becomes effective, will not be significant.

    In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS
121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect the Company's financial statements.

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 2001 and 2000 have all been examined to the extent indicated in their report by H J & Associates, LLC, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.


                       SILVER KEY MINING COMPANY, INC.
                        (A Development Stage Company)

                            FINANCIAL STATEMENTS

                              December 31, 2001



                                C O N T E N T S


Independent Auditors' Report                                         3

Balance Sheet                                                        4

Statements of Operations                                             5

Statements of Stockholders' Equity (Deficit)                         6

Statements of Cash Flows                                             8

Notes to the Financial Statements                                   10




                        INDEPENDENT AUDITORS' REPORT



The Board of Directors
Silver Key Mining Company, Inc.
Clark Fork, Idaho

We have audited the accompanying balance sheet of Silver Key Mining Company, Inc., (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and from inception on June 25, 1971 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Key Mining Company, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception on June 25, 1971 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
February 28, 2002


                         SILVER KEY MINING COMPANY, INC.
                         (A Development Stage Company)
                                Balance Sheet


                                   ASSETS
                                                              December 31,
                                                                  2000
                                                              -----------

CURRENT ASSETS

  Cash                                                        $       -
                                                              -----------
    Total Current Assets                                              -
                                                              -----------
    TOTAL ASSETS                                              $       -
                                                              ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

  Accounts payable                                            $     4,497
                                                              -----------
    Total Current Liabilities                                       4,497
                                                              -----------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock; $0.001 par value; authorized 5,000,000 shares,
    no shares issued or outstanding                                   -
  Common stock; $0.001 par value; authorized 100,000,000
    shares; 5,126,010 issued and outstanding                        5,126
  Additional paid-in capital                                       90,195
  Deficit accumulated during the development stage                (99,818)
                                                              -----------
    Total Stockholders' Equity (Deficit)                           (4,497)
                                                              -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $       -
                                                              ===========



  The accompanying notes are an integral part of these financial statements.



                         SILVER KEY MINING COMPANY, INC.
                         (A Development Stage Company)
                           Statements of Operations


                                                                    From
                                                                inception on
                                                                  June 25,
                                       For the Years Ended      1971 Through
                                          December 31,          December 31,
                                        2001          2000          2001
                                    ------------  ------------  ------------
REVENUES                            $       -     $       -     $       -

EXPENSES                                 10,303         3,801        99,818
                                    ------------  ------------  ------------
NET LOSS                            $   (10,303)  $    (3,801)  $   (99,818)
                                    ============  ============  ============
BASIC NET LOSS PER SHARE            $     (0.00)  $     (0.00)
                                    ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                           5,126,010     5,126,010
                                    ============  ============



The accompanying notes are an integral part of these financial statements.




                          SILVER KEY MINING COMPANY, INC.
                           (A Development Stage Company)
                     Statements of Stockholders' Equity (Deficit)
              From Inception on June 25, 1971 through December 31, 2001

                                                                              Deficit
                                                                            Accumulated
                                                              Additional     During the
                                            Common Stock        Paid-in     Development
                                         Shares     Amount      Capital        Stage
                                      ----------   ---------   ---------    ----------
Balance at inception on June 25, 1971        -      $   -        $    -        $    -

1972 - shares issued for mining rights
  at $0.05 per share                   1,000,000      1,000        49,000           -

1976 - shares issued for cash at
  $0.05 per share                         25,000         25         1,225           -

1976 - shares issued for drilling
  services at  $0.05 per share           125,000        125         6,125           -

1977 - shares issued for drilling
  services at $0.05 per share            130,860        131         6,412           -

1977 - shares issued for cash at
  $0.05 per share                         29,240         29         1,433           -

1981 - shares issued for geological
  services at $0.05 per share             18,460         18           905           -

1983 - shares issued for geological,
  legal and administrative services
   at $0.05 per share                    257,800        258        12,632           -

1992 - shares issued for mining rights
  at predecessor cost                  3,500,000      3,500        (3,500)          -

Contributed capital for expenses             -          -             287           -

Net loss from inception on June 25,
  1971 through December 31, 1995             -          -             -         (81,558)
                                       ----------   ---------     ---------    ----------
Balance, December 31, 1995             5,086,360      5,086        74,519       (81,558)

Net loss for the year ended
  December 31, 1996                          -          -             -             -
                                       ----------   ---------     ---------    ----------
Balance, December 31, 1996             5,086,360   $  5,086     $  74,519    $  (81,558)
                                       ----------   ---------     ---------    ----------



  The accompanying notes are an integral part of these financial statements



                          SILVER KEY MINING COMPANY, INC.
                           (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit) (Continued)
               From Inception on June 25, 1971 through December 31, 2001

                                                                               Deficit
                                                                             Accumulated
                                                               Additional     During the
                                            Common Stock        Paid-in      Development
                                         Shares     Amount      Capital         Stage
                                       ----------   ---------   ---------    ----------
Balance, December 31, 1996              5,086,360   $ 5,086      $ 74,519     $ (81,558)

Net loss for the year ended
  December 31, 1997                           -         -             -             (30)
                                        ----------  ---------    ---------    ----------
Balance, December 31, 1997              5,086,360     5,086        74,519       (81,588)

Common stock issued for services
 and debt at $0.05 per share               39,650        40         1,942           -

Net loss for the year ended
 December 31, 1998                            -         -             -            (999)
                                        ----------   ---------   ----------    ----------
Balance, December 31, 1998              5,126,010      5,126       76,461       (82,587)

Capital contributed for expenses
 paid by shareholder                          -          -          2,627           -

Net loss for the year ended
 December 31, 1999                            -          -            -          (3,127)
                                        ----------   ---------    ----------   ----------
Balance, December 31, 1999              5,126,010      5,126       79,088       (85,714)

Capital contributed for expenses
 paid by shareholder                          -          -          3,301           -

Net loss for the year ended
 December 31, 2000                            -          -            -          (3,801)
                                        ----------   ---------    ---------    ----------
Balance, December 31, 2000              5,126,010   $  5,126     $ 82,389     $ (89,515)
                                        ----------   ---------    ---------    ----------
Capital contributed for expenses
  paid by shareholder                         -          -          7,807           -

Net loss for the year ended
  December 31, 2001                           -          -            -         (10,303)
                                        ----------   ---------    ---------    ----------
Balance, December 31, 2001              5,126,010   $  5,126     $ 90,195     $(99,818)
                                        ==========   =========    =========    =========



The accompanying notes are an integral part of these financial statements


                          SILVER KEY MINING COMPANY, INC.
                           (A Development Stage Company)
                             Statements of Cash Flows

                                                                          From
                                                                      Inception on
                                                     For the            June 25,
                                                   Years Ended         1971 Through
                                                   December 31,         December 31,
                                                 2001        2000          2001
                                               --------    --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                 $ (10,303)   $ (3,801)      $ (99,818)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Disposal of assets for services                -           -            71,818
    Stock issued for services                      -           -             9,482
  Adjustments to operating liabilities:
    Increase (decrease) in accounts payable      2,497         500           4,497
                                               --------    --------        --------
Net Cash Used by Operating Activities
                                                (7,806)     (3,301)        (14,021)
                                               --------    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash used for drilling costs                     -           -            (2,712)
                                               --------     --------       --------
    Net Cash (Used) by Investing Activities        -           -            (2,712)
                                               --------     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock for cash                -           -             2,712
   Contributed capital                           7,806       3,301          14,021
                                               --------     --------       --------

    Net Cash Provided by Financing Activities    7,806       3,301          16,733
                                               --------     --------       --------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                              -           -               -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                            -           -               -
                                               --------     --------       --------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                              $   -        $  -           $   -
                                               ========     ========       ========

Cash Paid For:

  Interest                                     $   -        $   -          $    -
  Taxes                                        $   -        $   -          $    -
NON CASH FINANCING ACTIVITIES

Common stock issued for mining
  rights at predecessor cost                   $   -        $   -          $    -

Common stock issued for services               $   -        $   -          $  9,482



The accompanying notes are an integral part of these financial statements




                          SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

          Silver Key Mining Company, Inc. (the Company) was incorporated in the State of Idaho on June 25, 1971. The Company was incorporated for the purpose of taking ownership of the mineral rights in, on and under about 63 acres of patented land in the Greater Coeur d'Alene Mining Region, Idaho. During 1976, a core hole was drilled with no significant results, and limited operations have ensued since then. In 1992, the property was returned to the incorporators for services rendered and new mining claims were acquired in Bonner County, Idaho. The Company has not yet begun any significant operations and is considered a development stage company. On October 11, 2001, the Company was redomiciled from Idaho to Nevada.

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

                                             For the Year Ended
                                              December 31, 2001
                                 ----------------------------------------------
                                    Loss             Shares          Per Share
                                 (Numerator)      (Denominator)        Amount
                                 -----------       -----------      -----------
                                 $  (10,303)         5,126,010        $  (0.00)
                                 ===========       ===========      ===========

                                             For the Year Ended
                                              December 31, 2000
                                 ----------------------------------------------
                                    Loss             Shares          Per Share
                                 (Numerator)      (Denominator)        Amount
                                 -----------       -----------      -----------
                                 $   (3,801)         5,126,010        $  (0.00)
                                 ===========       ===========      ===========


          c.  Provision for Taxes

         At December 31, 2001, the Company had net operating loss carryforwards of approximately $18,300 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:



                          SILVER KEY MINING COMPANY, INC.
                           (A Development Stage Company)
                         Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c.  Provision for Taxes (Continued)
                                                       For the Year Ended
                                                          December 31,
                                                     ----------------------
                                                        2001       2000
                                                     ---------- -----------
Income tax benefit at statutory rate                 $  3,915   $  1,445
Change in valuation allowance                          (3,915)    (1,445)
                                                     ---------- -----------
                                                     $      -   $      -


         Deferred tax assets (liabilities) are comprised of the following:

                                                       For the Year Ended
                                                          December 31,
                                                     ----------------------
                                                        2001       2000
                                                     ---------- -----------

         Income tax benefit at statutory rate        $  6,955   $  3,040
         Change in valuation allowance                 (6,955)    (3,040)
                                                     ---------- -----------
                                                     $      -   $      -
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

  g.  Newly Issued Accounting Pronouncements

         SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.



                          SILVER KEY MINING COMPANY, INC.
                           (A Development Stage Company)
                         Notes to the Financial Statements
                             December 31, 2001 and 2000


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  g.  Newly Issued Accounting Pronouncements (Continued)

         SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's financial statements.

         SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the Areporting unit' to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

         SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain o loss upon settlement.

         While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.



                          SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
                         Notes to the Financial Statements
                            December 31, 2001 and 2000


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

NOTE 3 -  GOING CONCERN

         During the years ended December 31, 2001, 2000, and 1999, a shareholder of the Company contributed $7,807, $3,301, and $2,627, respectively to the Company in the form of payments for accounting and legal expenses.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The executive officers and directors of the Company are as follows:


Name                      Age           Position

Dale F. Miller            67            President, CEO, Director

Roger D. Miller           46            Vice President, Director

David A. Miller           47            Secretary, Treasurer, Director

Jeanne B. Miller          64            Director


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

Resumes

    Dale F. Miller has spent considerable time in the entertainment business as a singer-songwriter. For the past ten years he has been engaged in the creation of jewelry which he sells at the family owned gift store in Murray, Idaho. He has also engaged, on a limited basis, in the prospecting and exploration of gold and other minerals. Mr. Miller is married to Jeanne Miller and is father to David Miller and Roger Miller.

    Roger D. Miller has been employed in the surveying profession for approximately twenty years. He has also been involved in the local mining and logging industries in recent years.

    Jeanne B. Miller has spent considerable time in the entertainment business as a singer-songwriter. Ms. Miller also owns an antique business and is active in local mining interests.

    David A. Miller has been involved in mining, logging and construction for the past twenty five years. In recent years he has been engaged with several corporations, assisting them with their administrative duties. Mr. Miller was appointed Assistant Secretary of Silver Key Mining Co. in December 2000 and was appointed to the Board of Directors and the offices of Secretary and Treasurer in November of 2001. From June 2001 until the present he has been employed by Biophan Technologies, Inc. as Corporate Secretary.

Prior "Blank Check" Experience Within Past Three Years

Companies that Dale Miller has served as an officer and/or director:

    Dale Miller served as Director and President of Greatbio Technologies, Inc., formerly "Idaho Technical, Inc." and "Idaho Copper and Gold, Inc.", from April 22, 1998 until his resignation on January 23, 2001. He also served as Director and President of Plume Creek, Inc., formerly Plume Creek Mining Company, Inc., from July 15, 1998 until his resignation on March 23, 2000.

Companies that Jeanne Miller has served as an officer and/or director:

    Jeanne Miller served on the Board of Directors of Greatbio Technologies, Inc., formerly "Idaho Technical, Inc." and "Idaho Copper and Gold, Inc.", from April 22, 1998 until her resignation on October 25, 2000. She also served on the Board of Directors of Plume Creek, Inc., formerly Plume Creek Mining Company, Inc., from July 15, 1998 until her resignation on March 23, 2000.

Companies that David Miller has served as an officer and/or director:

    David Miller served as Director, Secretary and Treasurer of Greatbio Technologies, Inc., formerly "Idaho Technical, Inc." and "Idaho Copper and Gold, Inc.", from April 22, 1998 until his resignation on February 1, 2001. He also served as Director, Secretary and Treasurer of Plume Creek, Inc., formerly Plume Creek Mining Company, Inc., from July 15, 1998 until his resignation on March 23, 2000.

Companies that Roger Miller has served as an officer and/or director:

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

                Name and                   Amount and
                Address of                 Nature of
                Beneficial                 Beneficial         Percent of
Title of Class  Owner                      Owner              Class(1)



Common          Dale  F.  Miller(2)        3,500,000          68.3%
                P.O.  Box  142
                Clark  Fork
                Idaho  83811

Common          Edward  Cowle                367,365           7.1%
                201 E. 87th Street
                Apartment  6C
                New York, NY 10128

Common          Ronald  Rasmussen            266,807           5.2%
                P.O.  Box  396
                Murray,  Idaho  83874

Common          Rockwell  Smith              290,557           5.7%
                P.O.  Box  3303
                Park City, UT 84060

Common          Deworth  H.  Williams        491,336           9.6%
                56  W.  400  South
                Salt Lake City, UT 84101

Common          David A. Miller(2)            77,250           1.5%
                4004 Sunnyside Rd.
                Sandpoint, ID 83864

Common          All  Officers  and
                Directors  as  a
                Group  (3  persons)        3,577,250            69.8%


(1)     Based on 5,126,010 shares outstanding.
(2)     Officer and Director of the Company.

The balance of the Company's securities are held by forty eight persons.


Item 12.  Certain Relationships and Related Transactions.

    There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibits and Reports on Form 8-K

a.        Exhibit Index

      *   Certificate of Incorporation (Nevada)

      *   Agreement and Plan of Merger

   3(i)   Bylaws (Nevada)


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

       * Certificate of Incorporation (Nevada) filed as Attachment to Form 14-A, Definitive Proxy Statement, August 23, 2001.

       * Agreement and Plan of Merger filed as Attachment to Form 14-A, Definitive Proxy Statement, August 23, 2001.


b.   Reports on Form 8-K

     There have been no reports on Form 8-K for the quarter ending December 31, 2001.


                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SILVER KEY MINING CO., INC.
                                    (Registrant)

Date: March 19, 2002
                                    /s/Dale F. Miller
                              ------------------------------
                                 Dale F. Miller, President


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                   Title                       Date

    /s/ Dale F. Miller        President and Director        March 19, 2002
    --------------------
          Dale F. Miller


    /s/ David A. Miller       Secretary, Treasurer          March 19, 2002
    --------------------       and Director
          David A. Miller


    /s/ Roger D. Miller       Director                      March 19, 2002
    ---------------------
          Roger D. Miller



Exhibit 3(i)

                   SILVER KEY MINING COMPANY, INC.

                             BY - LAWS

                  * * * * * * * * * * * * * * * * * *



                             ARTICLE I

                              OFFICES

Section 1.  The principal office shall be in the City of Clark Fork, Idaho.

Section 2. The corporation may also have offices at such other places both within and without the State of Idaho as the board of directors may from time to time determine or the business of the corporation may require.

                             ARTICLE II

                      MEETINGS OF STOCKHOLDERS

Section 1. All annual meetings of the stockholders shall be held in the City of Clark Fork, State of Idaho. Special meetings of the stockholders may be held at such time and place within or without the State of Idaho as shall be stated in the notice of the meeting, or in a duly executed waiver of notice thereof.

Section 2. Annual meetings of stockholders, commencing with the year 2002, shall be held on the 15th day of May, if not a legal holiday, and if a legal holiday, then on the next secular day following, at 10:00 A.M., at which they shall elect by a plurality vote a board of directors, and transact such other business as may properly be brought before the meeting.

Section 3. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the articles of incorporation, may be called by the president and shall be called by the president or secretary at the request in writing of a majority of the board of directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

Section 4. Notices of meetings shall be in writing and signed by the president or a vice president, or the secretary, or an assistant secretary or by such other person or persons as the directors shall designate. Such notice shall state the purpose or purposes for which the meeting is called and the time when, and the place, which may be within or without this state, where it is to be held. A copy of such notice shall be either delivered personally to or shall be mailed, postage prepaid, to each stockholder of record entitled to vote at such meeting not less than ten nor more than sixty days before such meeting. If mailed, it shall be directed to a stockholder at his address as it appears upon the records of the corporation and upon such mailing of any such notice, the service thereof shall be complete, and the time of the notice shall begin to run from the date upon which such notice is deposited in the mail for transmission to such stockholder. Personal delivery of any such notice to any officer of a corporation or a association, or to any member of a partnership shall constitute delivery of such notice to such corporation, association or partnership. In the event of the transfer of stock after delivery or mailing of the notice of and prior to the holding of the meeting it shall not be necessary to deliver or mail notice of the meeting to the transferee.

Section 5. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the articles of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified.

Section 6. When a quorum is present or represented at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the articles of incorporation a different vote is required in which case such express provision shall govern and control the decision of such question.

Section 7. Every stockholder of record of the corporation shall be entitled at each meeting of stockholders to one vote for each share of stock standing in his name on the books of the corporation.

Section 8. At any meeting of the stockholders, any stockholder may be represented and vote by a proxy or proxies appointed by an instrument in writing. In the event that any such instrument in writing shall designate one or more persons to act as proxies, a majority of such persons present at the meeting, or, if only one shall be present, then that one shall have and may exercise all of the powers conferred by such written instrument upon all of the persons so designated unless the instrument shall otherwise provide. No such proxy shall be valid after the expiration of six months from the date of its executions, unless coupled with an interest, or unless the person executing it specifies therein the length of time for which it is to continue in force, which in no case shall exceed seven years from the date of its execution. Subject to the above, any proxy duly executed is not revoked and continues in full force and effect until an instrument revoking it or a duly executed proxy bearing a later date is filed with the secretary of the corporation.

Section 9. Any action, except election of directors, which may be taken by the vote of the stockholders at a meeting, may be taken without a meeting if authorized by the written consent of stockholders holding at least a majority of the voting power, unless the provisions of the statutes or of the articles of incorporation require a greater proportion of voting power to authorize such action in which case such greater proportion of written consents shall be required.

                            ARTICLE III

                             DIRECTORS

Section 1. The number of directors which shall constitute the whole board shall be at least two (2). The directors shall be elected at the annual meeting of the stockholders, and except as provided in Section 2 of this article, each director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.

Section 2. Vacancies, including those caused by an increase in the number of directors, may be filled by a majority of the remaining directors though less than a quorum. When one or more directors shall give notice of his or their resignation to the board, effective at a future date, the board shall have power to fill such vacancy or vacancies to take effect when such resignation or resignations shall become effective, each director so appointed to hold office during the remainder of the tem of office of the resigning director or directors.

Section 3. The business of the corporation shall be managed by its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the articles of incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

Section 4. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Idaho.

                  MEETINGS OF THE BOARD OF DIRECTORS

Section 5. The first meeting of each newly elected board of directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected board of directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors, or as shall be specified in a written waiver signed by all of the directors.

Section 6. Regular meetings of the board of directors may be held without notice at such time and place as shall from time to time be determined by the board.

Section 7. Special meetings of the board of directors may be called by the president or secretary on the written request of two directors. Written notice of special meetings of the board of directors shall be given to each director at least zero (0) days before the date of the meeting.

Section 8. A majority of the board of directors, at a meeting duly assembled, shall be necessary to constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the articles of incorporation. Any action required or permitted to be taken at a meeting of the directors may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors entitled to vote with respect to the subject matter thereof.

                        COMMITTEES OF DIRECTORS

Section 9. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation, which, to the extent provided in the resolution, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may have power to authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors.

Section 10. The committees shall keep regular minutes of their proceedings and report the same to the board when required.

                       COMPENSATION OF DIRECTORS

Section 11. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.


                              ARTICLE IV

                               NOTICES

Section 1. Notices to directors and stockholders shall be in writing and delivered personally or mailed to the directors or stockholders at their addresses appearing on the books of the corporation. Notice by mail shall be deemed to be given at the time when the same shall be mailed. Notice to directors may also be given by telegram.

Section 2. Whenever all parties entitled to vote at any meeting, whether of directors or stockholders, consent, either by a writing on the records of the meeting or filed with the secretary, or by presence at such meeting and oral consent entered on the minutes, or by taking part in the deliberations at such meeting without objection, the doings of such meeting shall be as valid as if had at a meeting regularly called and noticed, and at such meeting any business may be transacted which is not excepted from the written consent or to the consideration of which no objection for want of notice is made at the time, and if any meeting be irregular for want of notice or of such consent, provided a quorum was present at such meeting, the proceedings of said meeting may be ratified and approved and rendered likewise valid and the irregularity or defect therein waived by a writing signed by all parties having the right to vote at such meetings; and such consent or approval of stockholders may be by proxy or attorney, but all such proxies and powers of attorney must be in writing.

Section 3. Whenever any notice whatever is required to be given under the provisions of the statutes, of the articles of incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                               ARTICLE V

                                OFFICERS

Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a president, a vice president, a secretary and a treasurer. Any person may hold two or more offices.

Section 2. The board of directors at its first meeting after each annual meeting of stockholders shall choose a president, a vice president, a secretary and a treasurer, none of whom need be a member of the board.

Section 3. The board of directors may appoint additional vice presidents, and assistant secretaries and assistant treasurers and such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

Section 4. The salaries of all officers and agents of the corporation shall be fixed by the board of directors.

Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise shall be filled by the board of directors.

                           THE PRESIDENT

Section 6. The president shall be the chief executive officer of the corporation, shall preside at all meetings of the stockholders and the board of directors, shall have general and active management of the business of the corporation, and shall see that all orders and resolutions of the board of directors are carried into effect.

Section 7. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation or as restricted by a stockholders agreement.

                        THE VICE PRESIDENT

Section 8. The vice president shall, in the absence or disability of the president, perform the duties and exercise the powers of the president and shall perform such other duties as the board of directors may from time to time prescribe.

                           THE SECRETARY

Section 9. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. He shall keep in safe custody the seal of the corporation and, when authorized by the board of directors, affix the same to any instrument requiring it and, when so affixed, it shall be attested by his signature or by the signature of the treasurer or an assistant secretary.

                            THE TREASURER

Section 10. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

Section 11. He shall disburse the funds of the corporation as may be ordered by the board of directors taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at the regular meetings of the board, or when the board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation.

Section 12. If required by the board of directors, he shall give the corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, paper, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

                              ARTICLE VI

                          CERTIFICATES OF STOCK

Section 1. Every stockholder shall be entitled to have a certificate, signed by the president or a vice president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corporation. When the corporation is authorized to issue shares of more than one class or more than one series of any class, there shall be set forth upon the face or back of the certificate, or the certificate shall have a statement that the corporation will furnish to any stockholders upon request and without charge, a full or summary statement of the designations, preferences and relative, participating, optional or other special rights of the various classes of stock or series thereof and the qualifications, limitations or restrictions of such rights, and, if the corporation shall be authorized to issue only special stock, such certificate shall set forth in full or summarized the rights of the holders of such stock.

Section 2. Whenever any certificate is countersigned or otherwise authenticated by a transfer agent or transfer clerk, and by a registrar, then a facsimile of the signatures of the officers or agents of the corporation may be printed or lithographed upon such certificate in lieu of the actual signatures. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on, any such certificate or certificates shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the corporation, such certificate or certificates may nevertheless be adopted by the corporation and be issued and delivered as though the person or persons who signed such certificate or certificates, or whose facsimile signature or signatures shall have been used thereon, had not ceased to be the officer or officers of such corporation.

                         LOST CERTIFICATE

Section 3. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

                         TRANSFER OF STOCK

Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                       CLOSING OF TRANSFER BOOKS

Section 5. The directors may prescribe a period not exceeding sixty days prior to any meeting of the stockholders during which no transfer of stock on the books of the corporation may be made, or may fix a day not more than sixty days prior to the holding of any such meeting as the day as of which stockholders entitled to notice of and to vote at such meeting shall be determined; and only stockholders of record on such day shall be entitled to notice or to vote at such meeting.

                         REGISTERED STOCKHOLDERS

Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Nevada.

                              ARTICLE VII

                           GENERAL PROVISIONS

                               DIVIDENDS

Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the articles of incorporation, if any, may be declared by the board of directors at any regular or special meeting pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the articles of incorporation.

Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserves in the manner in which it was created.

                                CHECKS

Section 3. All checks or demands for money and notes of the corporation shall be signed by such officer of officers or such other person or persons as the board of directors may from time to time designate.

                               FISCAL YEAR

Section 4. The fiscal year of the corporation shall be fixed by resolution of the board of directors.

                                  SEAL

Section 5. The corporate seal shall have inscribed thereon the name of the corporation, the year of its incorporation and the words "Corporate Seal, Nevada".

                              ARTICLE VIII

                               AMENDMENTS

Section 1. These by-laws may be altered or repealed at any regular meeting of the stockholders or of the board of directors or of directors or at any special meeting of the stockholders or of the board of directors if notice of such alteration or repeal be contained in the notice of such special meeting.



November 8, 2001

                                      /s/ Jeanne B. Miller
                                      ------------------------
                                          Jeanne B. Miller
                                          Secretary