Form 10QSB
period 2002-06-30
SILVER KEY MINING CO INC
filed 2002-08-14
CIK 1093913

UNITES STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington D.C. 20549


                                 FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended June 30, 2002

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to

                         Commission File Number 0-27197


                          SILVER KEY MINING COMPANY, INC.
                          -----------------------------
                  (Name of Small Business Issuer in its charter)


                   Nevada                                    82-0513245
      ----------------------------------                -------------------
     (State  or  other  jurisdiction  of                (I.R.S. employer
       incorporation  or  organization)                  identification No.)

            56 W. 400 S. Ste. 220
             Salt Lake City, Utah                               84101
     ---------------------------------------                  ----------
    (Address of principal executive offices)                  (Zip code)

                    Issuer's  telephone  number:  (801)  322-3401


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

                Class                Outstanding as of June 30, 2002

    Common Stock, $0.001 par value               5,126,010


                         TABLE OF CONTENTS
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Balance Sheets, December 31, 2001 and
     June 30, 2002                                          3

     Statements of Operations, Three Months and Six
     Months Ended June 30, 2002 and 2001 and From
     June 25, 1971 (Date of Inception)
     through June 30, 2002                                  4

     Statements of Stockholders' Equity,
     From June 25, 1971 (Date of Inception)
     through June 30, 2002                                  5

     Statements of Cash Flows, Six Months
     Ended June 30, 2002 and 2001 and
     From June 25, 1971 (Date of Inception)
     through June 30 2002                                   8

     Notes to Financial Statements                          9

Item 2  Management's Discussion and Analysis or
        Plan of Operation                                  10

PART  II.  OTHER  INFORMATION

Item  1.  Legal Proceedings                                13

Item  2.  Changes In Securities                            13

Item  3.  Defaults Upon Senior Securities                  13

Item  4.  Submission of Matters to a Vote of
           Securities Holders                              13

Item  5.  Other Information                                13

Item  6.  Exhibits and Reports on Form 8-K                 13

          SIGNATURES                                       13



PART  I:  Financial  Information

Item  1:  Financial  Statements



                         SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)

                             FINANCIAL STATEMENTS

                      June 30, 2002 and December 31, 2001



                          SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
                                Balance Sheets

                                   ASSETS
                                  --------

                                                     June 30,      December 31,
                                                       2002            2001
                                                    ----------    ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $        -    $        -
                                                    ----------    ----------
    Total Current Assets                                     -             -
                                                    ----------    ----------

    TOTAL ASSETS                                    $        -    $        -
                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                        SILVER KEY MINING COMPANY, INC.
                        (A Development Stage Company)
                          Balance Sheets (Continued)


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                      June 30,             December 31,
                                                        2002                   2001
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    4,462            $    4,497
  Due to stockholders                                     3,708                     -
                                                     ----------            ----------
   Total Current Liabilities                              8,170                 4,497
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock at; $0.001 par value;
  Authorized 5,000,000 shares, No shares issued
  or outstanding Common stock; $0.001 par value;
  authorized 100,000,000 shares, 5,126,010 issued
  and outstanding                                         5,126                 5,126
  Additional paid-in capital                             90,195                90,195
  Deficit accumulated during the development stage     (103,491)              (99,818)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                 (8,170)               (4,497)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========


   The accompanying notes are an integral part of these financial statements.



                         SILVER KEY MINING COMPANY, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                  For the                 For the              From
                               Three Months              Six Months        Inception on
                                  Ended                    Ended              June 25,
                                 June 30,                 June 30,         1971 through
                          ----------------------    ----------------------    June 30,
                            2002         2001         2002         2001         2002
                          ----------   ----------   ----------   ----------   ----------
REVENUES                  $        -   $        -   $        -   $        -   $        -

EXPENSES                         841        1,018        3,673        2,518     (103,491)
                          ----------   ----------   ----------   ----------   ----------
NET LOSS                  $     (841)  $   (1,018)  $   (3,673)  $   (2,518)    (103,491)
                          ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                          $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING    5,126,010    5,126,010    5,126,010    5,126,010
                          ==========   ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.



                           SILVER KEY MINING COMPANY, INC.
                           (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
             From Inception on June 25, 1971 through June 30, 2002
                                   (Unaudited)

                                                                              Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                      Shares        Amount      Capital         Stage
                                    ----------    ----------    ----------    ----------
Balance at inception on
June 25, 1971                                -    $        -    $        -    $       -

1972-shares issued for
mining rights at $0.05
per share                            1,000,000         1,000        49,000           -

1976-shares issued for
cash at $0.005 per share                25,000            25         1,225           -

1976-shares issued for
drilling services at
$0.05 per share                        125,000           125        6,125            -

1977-shares issued for
drilling services at
$0.05 per share                        130,860           131        6,412            -

1977-shares issued for
cash at $0.05 per share                 29,240            29        1,433            -

1981-shares issued for
geological services at
$0.05 per share                         18,460            18          905            -

1983-shares issued for
geological, legal and
administrative services
at $0.05 per share                     257,800           258       12,632            -

1992-shares issued for
mining rights at predecessor
cost                                 3,500,000         3,500       (3,500)           -

Contributed capital for
Expenses                                     -             -          287            -

Net loss from inception to
June 25,1971 through
December 31, 1996                           -             -             -       (81,558)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1996                                5,086,360    $    5,086    $   74,519    $  (81,558)
                                   ----------    ----------    ----------    ----------

   The accompanying notes are an integral part of these financial statements.



                           SILVER KEY MINING COMPANY, INC.
                           (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on June 25, 1971 through June 30, 2002
                                  (Unaudited)

                                                                               Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1996                                5,086,360    $    5,086    $   74,519    $  (81,558)

Net loss for the year ended
December 31, 1997                           -             -             -           (30)
                                   ----------    ----------    ----------    ----------
Common stock issued for
Services and debt at
$0.05 per share                        39,650            40         1,942             -

Net loss for the year ended
December 31, 1998                           -             -             -          (999)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1998                                5,126,010         5,126        76,461       (82,587)

Capital contributed for
expenses paid by shareholder                -             -         2,627             -

Net loss for the year ended
December 31, 1999                           -             -             -        (3,127)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                5,126,010         5,126        79,088       (85,714)

Capital contributed for
expenses paid by shareholder                -             -         3,301             -

Net loss for the year ended
December 31, 2000                           -             -             -        (3,801)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                5,126,010         5,126        82,389       (89,515)

Capital contributed for
expenses paid by shareholder                -             -         7,806             -

Net loss for the year ended
December 31, 2001                           -             -             -       (10,303)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                5,126,010    $    5,126    $   90,195    $  (99,818)
                                   ----------    ----------    ----------    ----------


  The accompanying notes are an integral part of these financial statements.



                           SILVER KEY MINING COMPANY, INC.
                           (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on June 25, 1971 through June 30, 2002
                                  (Unaudited)

                                                                               Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                5,126,010    $    5,126    $   90,195    $  (99,818)

Net loss for the Six
Months ended June 30,
2002 (Unaudited)                            -             -             -        (3,673)
                                   ----------    ----------    ----------    ----------
Balance June 30,
2002 (Unaudited)                    5,126,010    $    5,126    $   90,195    $ (103,491)
                                   ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                          SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Six Months ended      June 25,
                                        -------------------------   1971 Through
                                                 June 30,             June 30,
                                            2002          2001          2002
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                             $   (3,673)   $   (2,518)   $ (103,491)
  Adjustments to reconcile net
   loss to net cash (used) by
    operating activities:
  Disposal of assets for services                 -             -        71,818
  Stock issued for services                       -             -         9,482
  Changes in assets and
   liabilities:
  Increase(decrease) in
   accounts payable                           3,673         1,939         8,170
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                           -          (579)      (14,021)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash used for drilling costs                     -             -        (2,712)
                                         ----------    ----------    ----------
  Net cash used in
   Investing Activities                           -             -        (2,712)
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contributed Capital                             -           579        14,021

  Issuance of common stock
   for cash                                       -             -         2,712
                                         ----------    ----------    ----------
  Net Cash Provided by
   financing Activities                           -           579        16,733
                                         ----------    ----------    ----------
NET INCREASE (DECREASE)IN CASH                    -             -             -

CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $        -    $        -    $        -
                                         ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                          SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
                       Statements of Cash Flows (continued)
                                  (Unaudited)

                                                                       From
                                                                    Inception on
                                              For the Six             June 25,
                                         ------------------------   1971 Through
                                           Months ended June 30,      June 30,
                                            2002          2001          2002
                                         ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $        -    $        -    $        -
    Income Taxes                         $        -    $        -    $        -


NON CASH FINANCING ACTIVITIES

Common stock issued for mining           $        -    $        -    $         -
Rights as predecessor cost
Common stock issued for services         $        -    $        -    $     9,482


   The accompanying notes are an integral part of these financial statements.



                          SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Net Operating Loss

    The Company has accumulated approximately $21,100 of net operating loss carryforwards as of June 30, 2002, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 or the six months ended June 30, 2002 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Forward-Looking and Cautionary Statements

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

    In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect the financial statements.

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


Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the security holders during the three months ended June 30, 2002.


Item 5.  Other Information

    A Special Meeting of the Board of Directors was held on July 1, 2002. At the meeting J. Rockwell Smith, Ed Cowle and Bobbi Heywood were appointed to serve on the Board of Directors until the next annual meeting. Dale F. Miller, David A. Miller, Jeanne B. Miller and Roger D. Miller resigned from the Board of Directors. J. Rockwell Smith was appointed to serve as President and Bobbi Heywood was appointed to serve as Secretary and Treasurer. Additionally, the Company's Principal Executive Office was moved to 56 West 400 South Suite 220 Salt Lake City,
Utah 84101.


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

        No report on Form 8-K was filed by the Company during the three month period ended June 30, 2002.



                            SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SILVER KEY MINING COMPANY, INC.



Date:  August 12, 2002             By:  /S/ J. Rockwell Smith
                                   ------------------------------
                                         J. Rockwell Smith
                                         President, CEO and Director



Date:  August 12, 2002             By:  /S/ Bobbi Heywood
                                   -------------------------------
                                         Bobbi Heywood
                                         Secretary, Director and
                                         Principle Financial Officer



                                                                Exhibit 99.1

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Silver Key Mining Company, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), J. Rockwell Smith, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/   J. Rockwell Smith

J. Rockwell Smith
Chief Executive Officer
August 12, 2002



                                                                Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Silver Key Mining Company, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bobbi Heywood, Principal Accounting Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/   Bobbi Heywood

Bobbi Heywood
Principal Accounting Officer
August 12, 2002