Form 10QSB
period 2002-09-30
SILVER KEY MINING CO INC
filed 2002-11-14
CIK 1093913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002
                                        ------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________________ to __________________

                         Commission File Number: 0-24681
                                                 -------

                         SILVER KEY MINING COMPANY, INC.
                         -------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             Nevada                                  82-1513245
             ------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

         200 South Hoover Boulevard, Building 205, Tampa, Florida 33609
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 282-3303
                                 --------------
                          (Issuer's telephone number)

         ---------------------------------------------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,642,857 shares of Common Stock as of November 12, 2002.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                             3
         ---------------------

Item 1.  Financial Statements                                              3

         Balance Sheets                                                    4

         Statements of Operations                                          5

         Statements of Stockholders' Equity (Deficit)                      6-7

         Statements of Cash Flows                                          8

         Notes to the Financial Statements                                 9-10

Item 2.  Management's Discussion and Analysis or Plan of Operation         11-13

PART II. OTHER INFORMATION                                                 13
         -----------------

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes In Securities                                             13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               14

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14

Item 7.  Quantitative and Qualitative Disclosures About Market Risk        14

Item 8.  Controls and Procedures                                           14

SIGNATURES                                                                 15

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements




















                         SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001

                         SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                                            September 30,    December 31,
                                                                                                2002            2001
                                                                                            ------------     -----------
                                                                                            (Unaudited)
CURRENT ASSETS

   Cash                                                                                      $      --       $      --
                                                                                             ---------       ---------

     TOTAL ASSETS                                                                            $      --       $      --
                                                                                             =========       =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

LIABILITIES

   Accounts payable                                                                          $   3,557       $   4,497
   Accounts payable - related                                                                    6,492              --
                                                                                             ---------       ---------

     Total Current Liabilities                                                                  10,049           4,497
                                                                                             ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; $0.001 par value; authorized 5,000,000
    shares, no shares issued or outstanding                                                         --              --
   Common stock; $0.001 par value; authorized 100,000,000
    shares; 5,126,010 issued and outstanding                                                     5,126           5,126
   Additional paid-in capital                                                                   90,195          90,195
   Deficit accumulated during the development stage                                           (105,370)        (99,818)
                                                                                             ---------       ---------

     Total Stockholders' Equity (Deficit)                                                      (10,049)         (4,497)
                                                                                             ---------       ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                                                      $      --       $      --
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

                         SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)






                                                                                                              From
                                                                                                          Inception of
                                                             For the                      For the           June 25,
                                                      Three Months Ended            Nine Months Ended     1971 Through
                                                          September 30,               September 30,        September 30,
                                                      2002           2001           2002         2001          2002
                                                      ----           ----           ----         ----          ----
REVENUES                                          $        --    $        --    $      --   $        --    $        --

EXPENSES                                                1,879          3,252        5,552         5,770        105,370
                                                  -----------    -----------    ---------   -----------    -----------


NET LOSS                                          $    (1,879)   $    (3,252)   $  (5,552)  $    (5,770)   $  (105,370)
                                                  ===========    ===========    =========   ===========    ===========


BASIC NET LOSS PER SHARE                          $     (0.00)   $     (0.00)   $   (0.00)  $     (0.00)
                                                  ===========    ===========    =========   ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              5,126,010      5,126,010    5,126,010     5,126,010
                                                  ===========    ===========    =========   ===========

   The accompanying notes are an integral part of these financial statements.

                         SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on June 25, 1971 through September 30, 2002



                                                                                                            Deficit
                                                                                                         Accumulated
                                                                                                            During
                                                           Common Stock                  Additional           the
                                                 --------------------------------         Paid-in         Development
                                                     Shares              Amount           Capital            Stage
                                                 ------------         -----------       -----------      --------------
Balance at inception on June 25, 1971                     --          $       --        $        --       $          --

1972 - shares issued for mining rights
  at $0.05 per share                               1,000,000               1,000             49,000                  --

1976 - shares issued for cash at
  $0.05 per share                                     25,000                  25              1,225                  --

1976 - shares issued for drilling
  services at  $0.05 per share                       125,000                 125              6,125                  --

1977 - shares issued for drilling
  services at $0.05 per share                        130,860                 131              6,412                  --

1977 - shares issued for cash at
  $0.05 per share                                     29,240                  29              1,433                  --

1981 - shares issued for geological
  services at $0.05 per share                         18,460                  18                905                  --

1983 - shares issued for geological,
  legal and administrative services
  at $0.05 per share                                 257,800                 258             12,632                  --

1992 - shares issued for mining rights
  at predecessor cost                              3,500,000               3,500             (3,500)                 --

Contributed capital for expenses                          --                  --                287                  --

Net loss from inception on June 25,
  1971 through December 31, 1995                          --                  --                 --             (81,558)
                                                ------------         -----------        -----------       -------------

Balance, December 31, 1995                         5,086,360               5,086             74,519             (81,558)

Net loss for the year ended
  December 31, 1996                                       --                  --                 --                  --
                                                ------------         -----------       ------------       -------------

Balance, December 31, 1996                         5,086,360          $    5,086        $    74,519       $     (81,558)
                                                ------------         -----------       ------------       -------------

   The accompanying notes are an integral part of these financial statements.

                         SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on June 25, 1971 through September 30, 2002



                                                                                                            Deficit
                                                                                                          Accumulated
                                                          Common Stock                Additional           During the
                                            ------------------------------------        Paid-in           Development
                                                 Shares              Amount             Capital              Stage
                                            ----------------    ----------------    ---------------     ---------------
Balance, December 31, 1996                         5,086,360    $          5,086    $        74,519     $       (81,558)

Net loss for the year ended
  December 31, 1997                                       --                  --                 --                 (30)
                                            ----------------    ----------------    ---------------     ---------------

Balance, December 31, 1997                         5,086,360               5,086             74,519             (81,588)

Common stock issued for services
 and debt at $0.05 per share                          39,650                  40              1,942                  --

Net loss for the year ended
 December 31, 1998                                        --                  --                 --                (999)
                                            ----------------    ----------------    ---------------     ---------------

Balance, December 31, 1998                         5,126,010               5,126             76,461             (82,587)

Capital contributed for expenses
 paid by shareholder                                      --                  --              2,627                  --

Net loss for the year ended
 December 31, 1999                                        --                  --                 --              (3,127)
                                            ----------------    ----------------    ---------------     ---------------

Balance, December 31, 1999                         5,126,010               5,126             79,088             (85,714)

Capital contributed for expenses
 paid by shareholder                                      --                  --              3,301                  --

Net loss for the year ended
 December 31, 2000                                        --                  --                 --              (3,801)
                                            ----------------    ----------------    ---------------     ---------------

Balance, December 31, 2000                         5,126,010               5,126             82,389             (89,515)

Capital contributed for expenses
 paid by shareholder (unaudited)                          --                  --              7,806                  --

Net loss for the year ended
 December 31, 2001                                        --                  --                 --             (10,303)
                                            ----------------    ----------------    ---------------     ---------------

Balance, December 31, 2001                         5,126,010               5,126             90,195             (99,818)

Net loss for the nine months ended
 September 30, 2002 (unaudited)                           --                  --                 --              (5,552)
                                            ----------------    ----------------    ---------------     ---------------

Balance, September 30, 2002
 (unaudited)                                       5,126,010    $          5,126    $        90,195     $      (105,370)
                                            ================    ================    ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                         SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                      From
                                                                         For the                  Inception on
                                                                    Nine Months Ended                June 25,
                                                                       September 30,               1971 Through
                                                        --------------------------------------     September 30,
                                                                2002                2001               2002
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss)                                           $           (5,552) $           (5,770) $         (105,370)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Disposal of assets for services                                    --                  --              71,818
     Stock issued for services                                          --                  --               9,482
     Increase in accounts payable - related                          6,492                  --               6,492
     Increase (decrease) in accounts payable                          (940)              2,507               3,557
                                                        ------------------  ------------------  ------------------

       Net Cash Used by Operating Activities                            --              (3,263)            (14,021)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

   Cash used for drilling costs                                         --                  --              (2,712)
                                                        ------------------  ------------------  ------------------

       Net Cash Used by Investing Activities                            --                  --              (2,712)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Issuance of common stock for cash                                    --                  --               2,712
   Contributed capital                                                  --               3,263              14,021
                                                        ------------------  ------------------  ------------------

       Net Cash Provided by Financing
        Activities                                                      --               3,263              16,733
                                                        ------------------  ------------------  ------------------

INCREASE (DECREASE) IN CASH                                             --                  --                  --

CASH AT BEGINNING OF PERIOD                                             --                  --                  --
                                                        ------------------  ------------------  ------------------

CASH AT END OF PERIOD                                   $               --  $               --  $               --
                                                        ==================  ==================  ==================

Cash Paid For:

   Interest                                             $               --  $               --  $               --
   Taxes                                                $               --  $               --  $               --

   The accompanying notes are an integral part of these financial statements.

                         SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at September 30, 2002 and 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                         SILVER KEY MINING COMPANY, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 4 - SUBSEQUENT EVENTS

         On October 15, 2002, the Company formed Healthcare Quality Solutions, Inc. ("HQS"), a Florida corporation, as a wholly-owned subsidiary of the Company. HQS was incorporated for the purpose of facilitating subsequent merger activities.

         On October 22, 2002, the Company and its wholly-owned subsidiary HQS consummated an Agreement and Plan of Merger with Provider Acquisition, LLC, a Florida limited liability company ("PAL"). Certain principal stockholders of the Company ("Silver Key Principal Stockholders") were also a party to the merger agreement. Pursuant to the terms of the merger agreement, PAL was merged with and into HQS and HQS survived as the Company's wholly-owned subsidiary corporation.

         The merger became effective on October 23, 2002 ("Effective Date"), concurrent with the Articles of Merger being filed with the Secretary of State of Florida. The transaction was accounted for as a "reverse merger," wherein the former interest holders of PAL acquired a majority of the controlling interest (58%) of the common stock of the Company. The issued and outstanding units of PAL were surrendered in exchange for an aggregate of 2,142,857 shares of the Company's common stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

         Prior to the subsequent event, see Note 4 to the financial statements, the Company was considered a development stage company and had no assets or capital and no significant operations or income. On October 22, 2002 the Company and it's wholly-owned subsidiary, Healthcare Quality Systems, Inc., a Florida corporation ("HQS"), consummated an Agreement and Plan of Merger with Provider Acquisition, LLC, a Florida limited liability company ("PAL"). Certain principal stockholders of the Company ("Silver Key Principal Stockholders") were also a party to the Merger Agreement. Pursuant to the Merger Agreement, PAL was merged with and into HQS and HQS survived as the Company's wholly-owned subsidiary corporation.

         The merger became effective on October 23, 2002 ("Effective Date") when the Articles of Merger were filed with the Secretary of State of Florida. The transaction was a "reverse merger," wherein the former interest holders of PAL acquired a majority and controlling interest (58%) of the common stock of the Company. The issued and outstanding units of PAL were surrendered in exchange for an aggregate of 2,142,857 shares of the Company's common stock, par value $0.001 per share. The consideration for the acquired interest of PAL was determined as a result of arm's length negotiations between the Company, PAL and the Silver Key Principal Stockholders. Stanford Venture Capital Holdings, Inc. ("Stanford"), the majority interest holder of PAL, received 1,915,842 of the shares of common stock issued pursuant to the Merger Agreement.

         In the opinion of management, inflation will not have a material effect on the operations of the Company as a result of the merger.

Plan of Operation

         As a consequence of the merger, HQS will develop and market software products that are designed to assist homecare agencies in managing their businesses under the Prospective Payment System regulations promulgated by the Balance Budget Act of 1997. These products are designed to streamline Federal and State reporting, data collection and submission, improve reimbursement rates, ensure regulatory compliance and provide decision support data to improve clinical practice and patient outcomes. HQS uses an internet-based Application Service Provider model to deliver its products. HQS prices its services on a transaction fee and on a subscription fee basis. HQS has approximately 275 customers. It is currently operating at a loss, but has arranged additional equity financing under a Securities Purchase Agreement with Stanford, the principal stockholder of the Company. Pursuant to a Securities Purchase Agreement ("Securities Purchase Agreement") dated October 22, 2002, Stanford has agreed to make an aggregate investment of $2,200,000 in the Company, in several tranches, subject to the conditions of the Securities Purchase Agreement (the "Investment"). The Investment will be in the form of Series A Convertible Preferred Stock and Warrants of the Company. For its aggregate investment, Stanford will receive 1,880,342 shares of Series A Preferred Stock, convertible (subject to antidilution) into 1,880,342 shares of common stock of the Company at a conversion price of $1.17 per share. Each share of Series A Preferred Stock will have ten votes, voting together with the common stock on all matters submitted for a vote. Each Warrant will give the holder the right to acquire one share of the Company's common stock at an exercise price of $1.17 per share. The Warrants are immediately exercisable and expire five years after their initial dates of issuance. On October 22, 2002, Stanford purchased 512,820 shares of Series A Preferred Stock and Warrants to acquire 512,820 shares of common stock pursuant to the Securities Purchase Agreement. Stanford used funds from its working capital account to advance $600,000 to the Company.

Net Operating Loss

         The Company has accumulated approximately $23,800 of net operating loss carryforwards as of September 30, 2002, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2022. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards, which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 or the nine months ended September 30, 2002 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

         In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect the financial statements.

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

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of FAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on the Company's financial statements.

         In July 2002, the FASB issued Statement of Financial Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2. Changes In Securities

         On October 17, 2002 the directors of the Company consented and adopted a resolution to effectuate a one for five (1-for-5) reverse stock split of its shares of common stock outstanding (fractional shares rounded up to the nearest whole dollar). The Company also decreased the number of authorized shares of capital stock from 100,000,000 common shares and 5,000,000 preferred shares to 20,000,000 common shares and 5,000,000 preferred shares and reverse split its outstanding common stock at a ratio of 1 share for 5 shares.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of the security holders during the three months ended September 30, 2002.

Item 5.  Other Information

         On the Closing Date of the Merger Agreement, the existing directors and officers of the Company, J. Rockwell Smith, Ed Cowle and Bobbi Heywood, resigned and new officers and directors were designated in accordance with the Merger Agreement. The new officers and directors of the Company are Brian M. Milvain, President and Director; Steven Katz, Director; Batsheva Schreiber, Director and Kimberly Richards, Acting Principal Accounting Officer and Secretary. Additionally, the Company's Principal Executive Office was moved to 200 South Hoover Blvd., Bldg. 205, Tampa, Florida 33609.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         On July 1, 2002, the Company filed a Form 8-K concerning a change of control and the appointment of new directors. On October 22, 2002, the Company filed a Form 8-K concerning a change of control and Merger.

Item 7.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in our market risk from December 31, 2001. For information regarding our market risk, refer to our Form 10-KSB for the fiscal year ended December 31, 2001.

Item 8.  Controls and Procedures

         Our President and Principal Accounting Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SILVER KEY MINING COMPANY, INC.


Date:  November 12, 2002                 By: /S/ Brian M. Milvain
                                         ---------------------------------------
                                         Brian M. Milvain
                                         President and Director



Date:  November 12, 2002                 By: /S/ Kimberly J. Richards
                                         ---------------------------------------
                                         Kimberly J. Richards
                                         Acting Principal Accounting Officer And
                                         Secretary