Form 10KSB
period 2002-12-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2003-03-27
CIK 1093913

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB
                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-24681

                         HEALTH SYSTEMS SOLUTIONS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                       NEVADA                                 82-1513245
                       ------                                 ----------
            (State or other jurisdiction                    (IRS Employer
          of incorporation or organization)               Identification No.)

             200 South Hoover Blvd., Bldg. 205, Tampa, Florida 33609
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (813) 282-3303
                                 --------------
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  N/A        Name of each exchange on which registered:  N/A

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year, $320,302 for the 12 months ended December 31, 2002

The aggregate market value of Common Shares held by non-affiliates of the registrant (343,140 shares), as of March 14, 2003, was $3,431.40.

The number of Common Shares outstanding on March 1, 2003, was 3,642,857.

Documents Incorporated By Reference: Not Applicable.

Transitional Small Business Disclosure Form (check one):  Yes [  ] No [X]

                         HEALTH SYSTEMS SOLUTIONS, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I          ..............................................................................................    4
   Item 1.      Business......................................................................................    4
   Item 2.      Properties....................................................................................    17
   Item 3.      Legal Proceedings.............................................................................    17
   Item 4.      Submission of Matters to a Vote of Security Holders...........................................    17
PART II         ..............................................................................................    19
   Item 5.      Market for the Registrant's Common Stock and Related
                Stockholder Matters...........................................................................    19
   Item 6.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................................................    20
   Item 7.      Financial Statements..........................................................................    25
   Item 8.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................................................    25
PART III        ..............................................................................................    26
   Item 9.      Directors and Executive Officers of the Registrant............................................    26
   Item 10.     Executive Compensation........................................................................    29
   Item 11.     Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters...................................................................    31
   Item 12.     Certain Relationships and Related Transactions................................................    32
PART IV         ..............................................................................................    33
   Item 13.     Exhibits, Lists, and Reports on Form 8-K......................................................    33
   Item 14.     Controls and Procedures.......................................................................    34

SIGNATURES      ..............................................................................................    35

                    CAUTIONARY NOTE REGARDING FORWARD-LOOKING
                           STATEMENTS AND RISK FACTORS

         This discussion in this annual report regarding Health Systems Solutions and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

         When used in this annual report on Form 10-KSB, "Health Systems Solutions," "the Company," "we," "our," and "us" refers to Health Systems Solutions, Inc. and our subsidiaries.

                                     PART I
Item 1.  Business.

General

         Health Systems Solutions, Inc. ("the Company"), through its wholly-owned subsidiary, Healthcare Quality Solutions, Inc., a Florida corporation ("HQS") develops proprietary software that is accessed through the Internet for use by home healthcare providers throughout the United States of America to assist in streamlining Federal and State reporting, data collection and submission, improve reimbursement rates, ensure regulatory compliance, and provide decision support data to improve clinical practice and patient outcomes. We price our services on a transaction fee and on a subscription fee basis. We currently have approximately 275 customers with over 400 sites.

         Our executive offices are located at 200 South Hoover Blvd., Building 205, Tampa, Florida 33609. Our telephone number is 813-282-3303. Our website is www.hqsonline.com.

         The Company was incorporated under the laws of the state of Idaho in June 1971. In 2001 the Company amended its articles of incorporation for the purposes of changing its state of incorporation to Nevada. During November 2002 we changed our name from Silver Key Mining Company, Inc. to Health System Solutions, Inc.

Recent Reorganization

         On October 22, 2002 the Company and HQS consummated an Agreement and Plan of Merger (the "Merger Agreement") with Provider Acquisition, LLC, a Florida limited liability company ("PAL") organized in June 2002. Certain of our principal stockholders ("Principal Stockholders") were also parties to the Merger Agreement. Pursuant to the Merger Agreement, PAL was merged into HQS, which survived as the Company's wholly owned subsidiary. At the closing of the merger on October 24, 2002 ("Closing Date"), the issued and outstanding units of PAL were surrendered in exchange for an aggregate of 2,142,857 shares of the Company's common stock and the separate corporate existence of PAL terminated. Stanford Venture Capital Holdings, Inc. ("Stanford"), the majority interest holder of PAL, received 1,915,842 of the shares of common stock issued pursuant to the Merger Agreement.

         On the Closing Date of the Merger Agreement, the existing directors and officers of the Company resigned and new officers and directors were designated in accordance with the Merger Agreement.

         Pursuant to a Securities Purchase Agreement ("Securities Purchase Agreement") dated October 22, 2002, Stanford has made an aggregate cash investment of $2,200,000 (the "Investment") in the Company. The Investment is in the form of Series A Convertible Preferred Stock and Warrants of the Company. For its aggregate investment, Stanford has received 1,880,342 shares of Series A Preferred Stock (subject to anti-dilution provisions), convertible into 1,880,342 shares of common stock of the Company at a conversion price of $1.17 per share and 1,880,342 Warrants exercisable to purchase an aggregate of 1,880,342 shares of common stock. Each share of Series A Preferred Stock has ten votes, voting together with the Company's common stock on all matters submitted for a vote. Each Warrant gives the holder the right to acquire one share of the Company's common stock at an exercise price of $1.17 per share. The Warrants are immediately exercisable and expire five years after their initial dates of issuance. Stanford has assigned its rights to an aggregate of 50% of the Warrants to several of its employees.

         The Company granted to Stanford certain registration rights under a Registration Rights Agreement with respect to the Series A Preferred Stock, the Warrants and the shares of common stock issued to Stanford in connection with the Merger. No later than December 31, 2003, the Company is required to file Form SB-2 Registration Statement under the Securities Act of 1933 covering all of the shares of Common Stock purchased by Stanford and its assigns, including shares that may be received through the exercise of Warrants or the conversion of the Series A Preferred Stock. In the event a filing is not timely made, the Company will issue Stanford and certain other parties to the agreement, as a penalty, additional warrants equal to 10% of the warrants originally issued for every fiscal quarter the filing is not made. Stanford also has "piggy back" registration rights.

         Stanford has also agreed to commit an additional $2.4 million to the Company, subject to the satisfaction of certain conditions, to finance acquisitions and to satisfy the Company's outstanding tax liability. To date, no additional financing has been made.

Industry Overview

         Healthcare represents the largest portion of the United States economy and accounted for approximately $1.3 trillion of spending in 2000, or over 15% of the gross domestic product (GDP).

         At $169 billion, the post-acute market is the fastest growing segment within healthcare. The post-acute market comprises many separate healthcare provider groups including: homecare; nursing homes; skilled nursing facilities
(SNF); inpatient and outpatient rehabilitation; hospice infusion therapy; assisted living facilities (ALF); continuing care retirement communities; adult day care; and others. Post-acute healthcare is very fragmented with approximately 14,000 homecare agencies, 17,000 nursing homes and skilled nursing facilities, 1,500 inpatient rehabilitation facilities and 3,000 hospice agencies.

         Home healthcare continues to grow due to demographics, but also because patients would prefer to receive medical services at home where practical. Home healthcare is skilled nursing, aide service, medical social work, or therapy provided to beneficiaries in their places of residence. To qualify for Medicare's home health benefit, beneficiaries must meet the program's eligibility criteria: they must need part-time or intermittent skilled care to treat their illness or injury, and they must be homebound.

         Over the past 10 years, Medicare spending for home health has changed from unprecedented growth to rapid decline, only to return to projections of rapid growth for the next 5 years. Between 1990 and 1996, spending grew nearly 400 percent, with some year-to-year growth as high as 50 percent.

         As of October 1, 2002, about 7,000 Medicare certified home health agencies were serving beneficiaries. Following a decline of about 3,000 agencies between 1998 and 2000, this number has been steady over the past several years.

         The home health segment has many ownership models including, but not limited to government-owned, hospital-based, private, public and non-for-profit. Homecare agencies range in size from a stand alone agency with 10 nurses and 50 patients with $500,000 in revenue to a large public entity with hundreds of sites, hundreds of nurses and thousands of patients with over $1 billion in revenue. The Company's customers range in annual revenue from $1 million to $200 million.

The Homecare Market and The Balanced Budget Act of 1997 ("BBA")

         The BBA and the Centers for Medicare and Medicaid Services ("CMS") regulations that direct the BBA's implementation, represent a major shift in U.S. healthcare policy that is forcing an unprecedented demand for new data collection and data management. Under the BBA, the homecare provider is mandated to prove that the care delivered improves the patient's functional ability and to continually monitor healthcare protocols to identify "best practice". The new policy has shifted the focus from the historical retrospective, fee-for-service reimbursement to prospective reimbursement tied to patient outcomes. The mandates introduce reimbursement levels calculated in advance based upon the assessed needs of the patient. CMS calls the approach the Prospective Payment System ("PPS"). In the post-acute segment, implementation of these mandates was staggered over a three-year period. Nursing homes, skilled nursing facilities and home health agencies were the first affected. Inpatient rehabilitation facilities must respond to the mandates in 2003.

         In the wake of these changes, the number of Medicare beneficiaries using home healthcare decreased by about one million. Changes to the home health benefit - especially changes to the system of paying for home health - led to a rapid decline in use, and hence spending, after 1997. At its high point in 1997, Medicare spent $18 billion on home health services for beneficiaries. In 1998 and 1999, Medicare spent $8 billion on home health services. In 2001, Medicare spending on home health services increased to between $9 and $11 billion. As a sector, home health represented about 4 percent of total Medicare fee for service spending. Spending for home health services is composed entirely of program spending; beneficiaries have no cost sharing obligations for home health services. PPS specifies that large amounts of data be collected in a prescribed form, within stringent time limits and be submitted to the Federal Government for on-going analysis and reporting to consumers. The data required to be collected for homecare is known as the Outcomes Assessment Information Set ("OASIS").

Products

Description of Products

         The Company's products are designed to assist the homecare agency effectively manage its business under the emerging requirements of CMS' Prospective Payment System. The company's products streamline the collection, correction and submission process for mandated OASIS data; improve reimbursement rates; improve cash flow; ensure regulatory compliance; and provide decision support to improve clinical practice. The Company's services are offered on a transaction fee and a subscription fee basis. The Company's products are marketed under the PPS Advantage name.

         PPS Collect is the umbrella name for a variety of methodologies by which a homecare agency's patient's OASIS assessment data can be submitted to the Company's website. The offering includes faxing paper documents, uploading electronic files and keying data into an electronic form.

         PPS Editor provides on-line access to patient assessment data and performs the following:

         o Enables homecare staff to view, edit and correct assessment data over the Web.
         o   Applies 400 CMS specified, clinical validity rules and over 50
             PPS Smart Edits developed by the Company. PPS Smart Edits are logical and intuitive edits that assist in ensuring the completion of correct and valid assessment data prior to transmission to the state survey agency.
         o Assists clinical staff in identifying discrepancies and provides an explanation for ease of analysis and correction.
         o Enables verbal collaboration by multiple users over the telephone as they view the same data over the Web.
         o Applies CMS's PPS rules to the assessment data and calculates the reimbursement rate for the patient.
         o Calculates the anticipated profit/loss for the patient episode based on the Plan Of Treatment information.

         PPS Dashboard provides a "work-in-progress" status report for the assessment data received from each agency site including the following:

         o Displays assessment status relative to patient recertification and related deadlines mandated under PPS.
         o Assessment Error Report tracks errors, duplicate assessments, orphan assessments, patient episodes due to be re-certified and reports on assessment status relative to Lock Dates.
         o Also provides a rolling 7-day report of assessment status including a daily listing of patient episode counts and error references.

         PPS Trans provides a single connection for the customer to the Company's website that, in turn, provides communications links to various other locations.

         PPS Outcomes is designed to enable agencies to monitor their patient status compared to the Company's national database that includes in excess of
2.0 million assessments. PPS Outcomes supports the CMS Outcomes Based Quality Improvement (OBQI) process.

         The CMS process provides annual reports that CMS uses to publish the "best and worst" homecare providers. PPS Outcomes supports the OBQI process by supplying such reports on a quarterly basis. Quarterly reports are not available from CMS.

         PPS OASIS Auditor is designed to assist agencies evaluate their clinical performance by comparing their clinical data with the HQS national database. Discrepancies in performance, staff training and areas that could be out of compliance are highlighted.

         PPS Advisory is a consulting service that assists homecare agencies improve their performance under PPS as follows:

         o Interpret benchmarking data and how to use the data in order to improve operations and migrate toward "best practice."
         o Presents seminars, OBQI report analysis, assistance in CMS-required Improvement Plan preparation and monitoring of improvement plans.

Sales and Marketing

         The Company sells its products and services through a direct sales organization located throughout the United States. Currently the Company has three (3) Regional Sales Managers (RSM) located in Tampa FL, Phoenix AZ and Wilkes Barre PA. Account Managers based in Tampa support each RSM. Domain experts based in Tampa provide additional support to the sales effort.

         The Company pursues strategic relationships with other organizations supporting the homecare industry such as software vendors with complimentary products, publishers of documentation systems and consultants that provide clinical and financial guidance.

         The sales cycle for the Company's services varies substantially from customer to customer and typically requires four to ten months.

Our Customers

         The Company's homecare customers include CMS-certified, private pay and commercial agencies located throughout the United States. We currently have approximately 275 customers with over 400 sites. These homecare companies include, but are not limited to, public entities, not-for-profit, government controlled, Visiting Nurse Associations and private for profit.

Product Development

         The Company develops its service applications based on requirement specifications produced by the Company's Product Strategy Group. This group is comprised of clinicians and other domain experts (including regulatory). By maintaining regular contact with customers and experts in the field and tracking the regulatory activity of CMS, the Product Strategy Group determines the Company's product direction and product feature requirements.

         The system architecture lends itself to rapid delivery of improved software and product functionality. Key systems are typically modified every 45 to 60 days. The systems are designed as very "thin-client" (customers need only a browser to access the services) minimizing the information technology infrastructure required at the customer site. Customer system requirements are limited to a PC with a standard Internet browser and an Internet connection.

         The system architecture is based on the widely accepted J2EE architecture that ensures "openness" and "scalability". This design and the centralized hosting approach facilitates managing and delivering changes and enhancements to the software and service.

         Applications are developed in JAVA. The Company uses XML as its messaging layer facilitating interfaces with third-party solutions such as billing vendors. The Company has implemented a transaction traceability and event tracking capability to the User ID and Password level that enables effective reporting of access and modification to patient health information as required under HIPAA. Adopting a store and forward messaging technique allows application components to function independently while maintaining near real-time communications and high levels of system availability.

Operations

         The Customer Service organization provides a variety of operational support to customers including a verification service that ensures the accuracy of automated Optical Character Recognition translation of hand-written patient assessment information to digital data, assistance with customer data communications, upload data to/from the Company's website, transmitting customer's patient data to appropriate State Departments of Health, acquiring customer reports from CMS and posting these reports to the Company's website for access by the customer and producing customer benchmark reports from the Company's national database.

         Data Center Technical Services manages and supports the computer and communications infrastructure used by the Company's customers including Web services administration, communications administration, application administration, database administration, systems administration and LAN administration.

         The Company's products are critical to the operation of its customers and therefore require a high level of service availability. To minimize the risk to the customer, the Company has its servers that support customer and customer service activities installed in a secure facility managed by Qwest Communications that includes redundant power and air conditioning, redundant Internet connections and redundant telecommunications.

Competition

         The market for healthcare information systems is intensely competitive. The competitive factors affecting the market for the Company's services include: vendor and product reputation, reliability of the service, availability of products on preferred computer and communications platforms, scalability, integration with other applications, functionality and features, ease-of-use, quality of support, documentation and training, product quality and performance, product innovation, price and the effectiveness of marketing and sales efforts.

         Certain of the Company's competitors in the homecare market segment, such as McKesson Corporation, Siemens A G, Eclipsys Technologies Corporation and Keane, Inc. have significantly greater financial, technical, research and development and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, consolidation in the healthcare information systems industry may permit the Company's competitors to have access to increased financial and administrative resources, greater technological capabilities and to realize other operational efficiencies and competitive advantages. Moreover, purchasers may prefer to buy computer systems from a single source provider. Because the Company focuses exclusively on assisting the homecare company manage under the Prospective Payment System (as opposed to clinical or billing systems), it cannot serve as the sole source of computer software for homecare organizations.

Proprietary Rights and Licenses

         The Company depends significantly upon proprietary technology. The Company relies on a combination of copyright, trade secret and trademark laws, confidentiality procedures and nondisclosure and other contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company believes that, because of the rapid pace of innovation within the computer software industry, factors such as the technological and creative skills of its personnel, frequent product enhancements and reliable service delivery and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology.

         The Company distributes its products under services agreements that grant a customer a nonexclusive right to use the Company's services for the customer's internal operation by designated users at designated sites. The service agreements may require the Company make arrangements for hot standby systems or to deposit the source code and data necessary to deliver its service in an escrow that may be accessed by the customer in the event of the Company's liquidation, dissolution or bankruptcy, or if the Company fails to cure a material breach of contract.

Governmental Regulation

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers. Many federal and state legislators have announced that they intend to propose programs to reform the United States healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates, revise regulatory requirements and otherwise change the environment in which providers operate. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including investments in the Company's products and related services.

Health Insurance Portability and Accountability Act of 1996 ("HIPAA")

         HIPAA establishes rules, regulations and penalties for ensuring the privacy of patient health information. In addition, HIPAA requires standards for the electronic interchange of healthcare and claims data. Though HIPAA will affect all aspects of all healthcare providers' operations, the greatest impact will be in the information technology area. The patient health information privacy phase of HIPAA goes into effect in April 2003. The standards for electronic interchange are scheduled for October 2003. Conforming to the requirements is a difficult and expensive task. The preliminary document from CMS outlining the regulations exceeds 250 pages.

         The Company has taken various steps to comply with HIPAA. Employees have been educated on the law's effects and a policy and procedure manual has been developed. The Company has appointed a privacy officer and a compliance officer whose duties include:

         o   Tracking regulatory changes
         o   Performing initial and ongoing privacy risk assessments
         o   Identifying all sources of Protected Health Information ("PHI")
         o   Conducting compliance monitoring activities
         o   Providing guidance for Product Management
         o   Managing education and training
         o   Managing and ensuring sanctions for failure to comply
         o Monitoring and reviewing all system-related information security plans to ensure compliance

         The Company has also updated its process for customers to sign onto the Web site by assigning individual passwords to each authorized user at customer sites.

         It is difficult to assess the costs related to HIPPA compliance because these are sweeping changes for which the Company has no historical experience. Overall, costs of implementation and risk management may be significant as policy and process development is based on extensive assessment, staff training, IT solution purchases and ongoing compliance evaluation. There will be continuing costs to ensure compliance with the law over time.

Continued Acquisition Strategy

General

         Management intends to continue to investigate, research and, if justified, acquire or merge with one or more businesses or business opportunities. The Company will not limit itself to healthcare information system industry or similar industries. Management cannot predict the nature of any potential business opportunity it may ultimately consider. The Company currently has no commitment or arrangement, written or oral, to participate in any other business opportunity.

Business Opportunities

         The Company does not intend to limit its search to acquisition targets similar or complementary to the Company's current business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate.

Evaluation

         Management of the Company intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals.

         If the Company identifies a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them.

         In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company, its current operations and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

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

         In the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there may be a change in control of the Company. Most likely, the owners of the business opportunity which the Company acquires or mergers with will acquire some control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

         Although not presently anticipated, there is a possibility that the Company could sell or spin off its current operating subsidiary. In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of the Company's current operations.

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

Employees

         At December 31, 2002, the Company had 37 full time employees, including: 4 in sales; 7 in product management and consulting; 13 in operations and customer service; 8 in software development; 4 in finance and administrative positions; and 1 in management. None of the Company's employees are represented by a labor union, nor governed by any collective bargaining agreements. The Company considers relations with its employees as satisfactory.

Risk Factors

         You should carefully consider the risks and uncertainties described herein, and all the other information included in this annual report before you decide to invest in our common stock. Any of the risks could materially adversely affect our business, financial condition or operating results and could result in a loss of your investment.

We require third party financing to continue our operations.

         Our continued operating losses have contributed to the deterioration of our cash position. We expect that cash on hand as of the date of the filing of this annual report will only be sufficient to fund our operations until May 2003. As a result, we have requested proposals for additional financing from our principal stockholders, including possible equity or debt issuances. No such proposals have been made as of the date of this annual report. We cannot assure you concerning the amount and nature of dilution resulting from any such transactions. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations. In such event, the shares of our common stock may cease to have any value.

We have a history of incurring net losses, we expect our net losses to continue as a result of planned increases in operating expenses and we may never achieve profitability.

         We have a history of operating losses in our healthcare management business and have incurred significant net losses since our inception. For the fiscal year ending December 31, 2002, we incurred net losses totaling $8,403,138. At December 31, 2002 we had an accumulated deficit of $8,403,138. We expect to continue to incur net losses and negative cash flows throughout 2003 because we intend to increase operating expenses to continue the development and enhancement of our services. As a result of this expected increase in operating expenses, we will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section.

         It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

If we fail to increase and retain market acceptance of our products, our business and results of operations would be harmed.

         We continue to modify and update our technology to provide services compatible with HIPAA. While we have received positive feedback and market acceptance from a limited number of customers, we must expand our customer base. Our prospects for success will depend on our ability to successfully sell our products to key healthcare providers that may be inhibited from doing business with us because of their commitment to other technologies and products or because of our relatively small size and lack of sales history.

If we fail to properly manage our growth, our business and results of operations would be harmed.

         We have begun expanding our operations in anticipation healthcare providers' requirements to comply with HIPAA. Additionally, we must continue to develop and expand our systems and operations as the number of healthcare providers installing our products and requiring our ongoing services increases. The pace of our anticipated expansion, together with the level of expertise and technological sophistication required to provide implementation and support services, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery of information and support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources.

         If we cannot manage our growth effectively, our business and operating results will suffer. Additionally, any failure on our part to develop and maintain our products if we experience rapid growth could significantly adversely affect our reputation and brand name which could reduce demand for our services and adversely affect our business, financial condition and operating results.

If we are unable to obtain sufficient funds, and incur a cash flow deficit, our business could suffer.

         Since inception, we have financed all of our operations through private equity financings, third party loans and limited cash flow from operations. Although recent cash flow from operations and the funds raised through our recent private financing sales of Series A Preferred Stock and common stock purchase warrants to Stanford Venture Capital Holdings, Inc. have been sufficient for our immediate needs, we anticipate that we will be required to raise additional capital within the next two months in order to operate according to our business plan. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our shareholders. We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products to customers, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

Competition on the healthcare information systems industry is intense and the technology is changing rapidly.

         Many companies are engaged in research and development activities relating to our range of products. The market for healthcare information systems is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products. Our competitors in the field include: McKesson Corporation, Siemens A G, Eclipsys Technologies Corporation and Keane, Inc., among others. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, sales, service, and marketing. We anticipate increased competition in the future as new companies enter the market in response to recent HIPAA regulations. Our systems may be rendered obsolete or uneconomical by advances or entirely different approaches developed by one or more of our competitors.

We have limited protection over our intellectual property rights.

         Our success depends on our ability to sell products and services for which we may not have intellectual property rights. We currently do not have patents on any of our intellectual property. In addition, we do not have any U.S. federal trademark registrations for our marks nor brands. We rely primarily on trade secret laws, patent law, copyright law, unfair competition law and confidentiality agreements to protect our intellectual property. To the extent that intellectual property law does not adequately protect our technology, other companies could develop and market similar products or services, which could adversely affect our business.

Our shares of common stock currently have a limited trading market.

         Our shares of common stock are currently quoted on the OTC Bulletin Board. Our shares of common stock currently have only a limited trading market. As a result, you may find it difficult to dispose of shares of our common stock and you may suffer a loss of all or a substantial portion of your investment in our common stock.

If plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities.

         We understand that, in 2003, subject to approval of the Securities and Exchange Commission, The Nasdaq Stock Market intends to phase out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The Nasdaq Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been announced, and the BBX may provide for listing criteria that we do not meet. If the OTC Bulletin

Board is phased out, and we do not meet the listing criteria established by the BBX, there may be no transparent market on which our securities may be included. In that event, investors may have difficulty buying and selling our securities and the market for our securities may be adversely affected.

The interests of our controlling stockholders could conflict with those of our other stockholders.

         Stanford owns or controls approximately 95% of our voting securities. This stockholder is able to influence the outcome of stockholder votes, including votes concerning: the election of directors; amendments to our charter and by-laws; and the approval of significant corporate transactions like a merger or sale of our assets. This controlling influence could have the effect of delaying or preventing a change in control, even if many of our stockholders believe it is in their best interest.

We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common stockholders. Our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

         Our charter permits our board of directors to issue up to 5,000,000 shares of preferred stock without shareholder approval. Currently there are 1,880,342 shares of our Series A Preferred Stock issued and outstanding. This leaves 3,119,658 shares of preferred stock available for issuance at the discretion of our board of directors. These shares, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and Nevada law could make it more difficult for a third party to acquire us, even if many of our stockholders believe it is in their best interest.

Item 2.  Description of Property.

         As of December 31, 2002 our facilities, including our principal executive offices, are located at 200 South Hoover Boulevard, Building 205, (a 9,076 square foot building), Tampa, Florida 33609. We currently lease this facility for approximately $15,000 per month. The lease is on a month-to-month basis.

Item 3.  Legal Proceedings.

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On October 11, 2002, the Company's Board of Directors approved a reverse stock split of the Company's authorized and outstanding common stock on a one share for five share basis, with fractional shares rounded up to the nearest whole number. The reverse stock split was effective on October 21, 2002. The reverse stock split was approved by written consent of a majority of the

Company's stockholders holding approximately 68% of the Company's issued and outstanding stock. All share and per share information incorporate this reverse stock split.

         On November 4, 2002, the Company's Board of Directors and the Company's stockholders holding a majority of the voting power of the Company approved and recommended that the Company's Articles of Incorporation be amended in order to effectuate a name change from Silver Key Mining Company, Inc. to Health Systems Solutions, Inc. Shareholders holding approximately 87.5% of the voting power of the Company gave their written consent to the adoption of the amendment. The remaining shareholders of the Company were notified of the name change by an information statement that was sent to the stockholders of the Company on or about November 20, 2002.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

         The Company's common shares are traded on the OTC Bulletin Board ("OTCBB") under the symbol "HSLU." The Company's common shares commenced trading on the OTCBB on June 3, 2002. Prior to June 3, 2002, the Company was not aware of any established trading market for its securities. The prices set forth below reflect the range of high and low sale prices per share in each of the quarters of fiscal 2002 as reported by the OTCBB. There has been no trading activity for the Company's common stock since it became eligible for trading on the OTCBB.

         Fiscal 2002:                                          High       Low
         ------------                                          ----       ---
         First Quarter                                         N/A        N/A
         Second Quarter (commencing June 3, 2002)              $0.01      $0.01
         Third Quarter                                         $0.01      $0.01
         Fourth Quarter                                        $0.01      $0.01

         As of March 1, 2003, there were 55 holders of record of our common stock. The closing sales price for the common stock on March 14, 2003 as reported on the OTCBB was $.01. The Company's shares are not DTC eligible.

A special note about penny stock rules

         The Company's common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause less broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

Dividend Policy

         The Company has never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends on our common stock will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Related Stockholder Matters

         On October 22, 2002 the Company issued 2,142,857 shares of the Company's common stock to the shareholders of PAL pursuant to the Merger Agreement with PAL. Stanford, the majority interest holder of PAL, received 1,915,842 of the shares of common stock issued pursuant to the Merger Agreement. Eleven individuals and entities received shares of common stock pursuant to the merger. The shares issued pursuant to the merger contain a legend restricting their transfer absent registration or applicable exemption. Shareholders of PAL had information concerning the Company and had the opportunity to ask questions concerning the Company. The shares issued pursuant to the merger were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

         Commencing October 22, 2002, pursuant to the Securities Purchase Agreement, the Company has issued Stanford an aggregate of 1,880,342 shares of Series A Preferred Stock (subject to anti-dilution provisions), convertible into 1,880,342 shares of common stock of the Company at a conversion price of $1.17 per share and 1,880,342 Warrants exercisable to purchase an aggregate of 1,880,342 shares of common stock. Each share of Series A Preferred Stock has ten votes, voting together with the Company's common stock on all matters submitted for a vote. Each Warrant gives the holder the right to acquire one share of the Company's common stock at an exercise price of $1.17 per share. The Warrants are immediately exercisable and expire five years after their initial dates of issuance. The securities were issued in monthly intervals from October 22, 2002 through March 13, 2003. The securities issued pursuant to the merger contain a legend restricting their transfer absent registration or applicable exemption. Stanford had information concerning the Company and had the opportunity to ask questions concerning the Company. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Forward-Looking Statements

         This Management's Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from what those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below as well as in the Risk Factors section in Part I, Item 1 above and in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-KSB, 10-QSB, and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

         The Company develops and provides assistance to the home health industry in managing their business through HQS, its wholly-owned subsidiary. HQS was formed on October 15, 2002. HQS was incorporated for the purpose of facilitating the merger with PAL, which was organized in June 2002. Pursuant to the terms of the Merger Agreement, PAL was merged with HQS and HQS survived as the Company's wholly-owned subsidiary operation. The merger was accounted for as a "reverse merger," wherein the former interest holders of PAL acquired a majority of the controlling interest (58%) of the common stock of the Company.

         Prior to the merger, the Company was considered a development stage company and had no assets or capital and no significant operations or income. This management discussion and analysis covers the period from PAL's inception (June 2002) through December 31, 2002.

Recent Accounting Pronouncements

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), it retains many of the fundamental provisions of SFAS 121 establishing a single accounting model, based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on the Company's financial statements.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that all business combinations initiated after June 30, 2001 as well as purchase method business combinations completed after June 30, 2001 be accounted for using the purchase method of accounting and eliminates the pooling-of-interest method. In addition, SFAS 141 further clarifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchased price allocable to an assembled workforce may not be accounted for separately. Specifically, SFAS

141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The adoption of SFAS 141 did not affect the Company's financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair market value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management believes the adoption of SFAS 143 will not have a significant effect on the Company's financial statements.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

         In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for the initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

         Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Critical Accounting Policies

         Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in applying the requirements of certain accounting standards as well as selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different estimates reasonably could have been used in the current period, which could have a material impact on the presentation of the Company's financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are both important to the portrayal of the Company's financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with our auditors. The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

Software Development Costs

         We capitalize software development costs after establishing technological feasibility of the resulting product or enhancement and until the product is available for general release to customers. These costs are carried at the lower of unamortized cost or net realizable value. Net realizable value is determined based upon the estimates of future revenue to be derived from the use of the software product reduced by the costs of completion and disposing of the product. All software development costs are being amortized over the same life as purchased software, three years.

         The estimates used under this policy include estimates of the time and cost of developers used on each product or improvement and the estimates for the future revenue based on potential selling price and volumes. These estimates are based on factors that include, but not limited to, developers work load based on functional staff analysis, current economic trends and customers' demand. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

         We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. We use an Internet-based Application Service Provider model to deliver our software and related services to our post-acute healthcare customers. In instances where the customer specifies final acceptance of the system or service, revenue is deferred until all acceptance criteria have been met. We price these services on a transaction fee and on a subscription fee basis. The revenues from healthcare software and service subscriptions are earned ratably over the period of the respective agreement, generally one year. Cash payments received in advance or at beginning of a contract are recorded as deferred revenue. Transaction fee based revenues are recognized in the period it occurs.

         We currently recognize cancellations, allowances or discounts as they occur. This practice is based on factors that include, but not limited to, historical cancellations and analysis of credit memo activities. Should our actual cancellations, allowances or discounts exceed our estimates, additional provisions against revenue would result.

Results of Operations

         Revenues cover a three and half month period beginning September 17, 2002 and ending December 31, 2002. Revenues over this period were $320,302. Losses from operations before interest, taxes, depreciation and amortization ("EBITDA") and before the write-off of impaired goodwill were $1,275,988. Cost of sales was $110,418 or 34.5% of revenues. Operating Expenses totaled $1,485,872 and can be broken down as follows:

         o   Selling and marketing $267,748
         o   Research and development $157,516
         o   General and administration $1,060,608

         Research and development is shown net of capitalized development costs of $134,719, which the Company capitalizes per Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). General and administration includes costs and expenses associated with the reorganization and merger of $724,941. These costs are non reoccurring expenses. Goodwill was tested for impairment per FASB SFAS 142 "Goodwill and Other Intangible Assets" and written off. The write-off was $6,954,927.

Liquidity and Capital Resources

         The Company has incurred an accumulated deficit and negative working capital at December 31, 2002 of approximately $8,400,000 and $527,000, respectively and had a net loss from June 28, 2002 (date of inception) through December 31, 2002 of approximately $8,400,000. Although the Company now has operations, it has not yet established an ongoing source of revenues sufficient to cover its operating costs which raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations (See forgoing "Risk Factors" section).

         At December 31, 2002, we had total stockholders' equity of $899,505. Cash at December 31, 2002 was $249,261. During the year ended December 31, 2002, we received proceeds from the Securities Purchase Agreement with Stanford for our Series A Preferred Stock and common stock purchase warrants in the approximate amount of $1,200,000. Subsequent to December 31, 2002, we received an additional $1,000,000 from Stanford pursuant to the Securities Purchase Agreement.

         Accounts receivable at December 31, 2002 were $113,204, primarily due to three customers whose collective balances total $53,723.

         Customer deposits and other assets at December 31, 2002 were $1,561,787, primarily due to property and equipment of $1,459,975, which consist principally of $1,386,108 of internally developed software.

         Accounts payable and accrued expenses at December 31, 2002 were $617,729. The payables are mainly attributed to a tax lien of $400,000 assumed from a predecessor company.

         We anticipate that cash requirements will continue to increase as we continue to expend substantial resources to build our infrastructure, develop our business plan, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate that available cash resources and cash generated from operations and private financing will be sufficient to meet presently anticipated working capital and capital expenditure requirements for less than the next two months. As of December 31, 2002, there were no commitments for long-term capital expenditures.

         Our continued operating losses have contributed to the deterioration of our cash position. We expect that cash on hand as of the date of the filing of this annual report will only be sufficient to fund our operations until May 2003. As a result, we have requested proposals for additional financing from our principal stockholders, including possible equity or debt issuances. No such proposals have been made as of the date of this annual report. We cannot assure you concerning the amount and nature of dilution resulting from any such transactions. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations. In such event, the shares of our common stock may cease to have any value.

Item 7.  Financial Statements

         The financial statements of the Company and the related notes are set forth commencing on page F-1 attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective November 27, 2002, the Company dismissed HJ & Associates ("HJ") as the principal accountants to audit the Company's financial statements.

         The reports of HJ on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         The decision to dismiss HJ was recommended by management and approved by the Company's Audit Committee and Board of Directors.

         In connection with its audits for the two most recent fiscal years through November 27, 2002, there have been no disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of HJ would have caused them to make reference thereto in their report on the financial statements for such years; however, the reports were modified to include an explanatory paragraph wherein HJ expressed substantial doubt about the Company's ability to continue as a going concern.

         During the two most recent fiscal years and through November 27, 2002, the Company has had no reportable events (as defined in Item 304 (a)(1)(v) of Regulation S-K).

         Effective November 27, 2002, the Company engaged the accounting firm of Rogoff & Company, P.C. as the Company's new independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 2002.

         The Company has not consulted with Rogoff & Company, P.C. during the last two years or subsequent interim period on either the application of accounting principles or type of opinion Rogoff & Company, P.C. might issue on the Company's financial statements.

                                    PART III

Item 9.  Directors and Executive Officers of the Company.

         The table below includes the names, positions held and ages of the Company's Board of Directors and Executive Officers. They were appointed to serve as directors effective with the Company's consummation of an Agreement and Plan of Merger on October 24, 2002.

         In case any of the directors become unavailable to serve on the Board of Directors, which is not anticipated, vacancies on the Board may be filled by the remaining director or directors, even though less than a quorum, for the unexpired term of such vacant position.

         Name                       Age               Position
         ----                       ---               --------
         B. M. Milvain               66               President (Principal Executive Officer)
                                                      and Director

         Kimberly J. Richards        48               Principal Accounting Officer

         Clare G. DeBoef             36               Chief Information Officer

         Steven Katz                 54               Director

         Batsheva Schreiber          55               Director

Business Experience.
-------------------

         B. M. Milvain is President and General Manager of HQS. Mr. Milvain has been a senior officer of HQS, PAL and its predecessor company, Provider Solutions Corp. since 1993. From August 1988 until November 1992 Mr. Milvain was Chief Operating Officer of LPA, Inc., a subsidiary of NYNEX Corporation, and a supplier of on-line transaction processing software for electronic payment services. From March 1988 until September 1997, Mr. Milvain was also a consultant to the Chairman of the Board of BancTec, Inc., a global provider of solutions for automation capture, processing and archiving of paper and electronic forms. From 1985 to 1988 he was Vice President of Marketing at Systeme Corporation, an innovator and developer of wide area network and PC technology for branch automation products for retail banking applications. From 1982 to 1984 Mr. Milvain was President of George K. Baum Leasing, Inc. From 1972 to 1982 he was co-founder of Unimark, Inc., a computer leasing and used computer dealer. Prior positions were with Marsh & McLennan Companies (1969 to 1972), Waddell & Reed (1966 to 1969) and IBM (1960 to 1966). Mr. Milvain graduated with a Bachelors of Business Administration degree from the University of Oklahoma in 1960.

         Kimberly Richards is Vice President and Chief Financial Officer of Healthcare Quality Solutions, Inc., the Company's wholly owned subsidiary. Ms. Richards held a similar position with PAL, a predecessor company to HQS and was an outside independent consultant to Provider Solutions Corp., a predecessor company to PAL, beginning in June 2001. Ms. Richards has over 25 years of corporate financial experience. For the past 7 years she has served as an independent financial consultant to the telecommunications industry. Ms. Richards' experience includes development of business plans, private placements, creating internal policies and procedures, product pricing, contract negotiation and conducting due diligence during company acquisitions. She has served as acting, in-house financial consultant for several companies. Prior, she was with Olin Corporation from 1980 to 1993 and KPMG Peat Marwick from 1977 to 1980. Kim holds a Bachelors of Science in Business Administration degree (1976) and a Masters of Business Administration degree from Boston University (1977). She is a former CPA (Massachusetts).

         Clare DeBoef is Vice President and Chief Information Officer of Healthcare Quality Solutions, Inc. Mr. DeBoef held this role with PAL and its predecessor company Provider Solutions Corp. since 2000. From 1991 through 2000, Mr. DeBoef held various information technology management and senior management roles at Arthur Andersen. While at Arthur Andersen, he held roles in custom software development, packaged software implementation, internal systems support and data center management. His responsibilities there included overseeing the development and implementation of technology solutions for a new shared services center supporting administrative functions of Arthur Andersen offices in North America. From 1990 to 1991, Mr. DeBoef was Data Management Director for a division of Arthur D. Little, which performed chemical analysis for Superfund cleanup sites. He completed two years of undergraduate study in Mathematics at the University of Iowa and Arizona State University.

         Steven Katz is President of Steven Katz & Associates, Inc., a health care and technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing. Mr. Katz has been President to Steven Katz & Associates, Inc. since 1982. From January 2000 to October 2001, Mr. Katz was also President and Chief Operating Officer of Senesco Technologies, Inc., an American Stock Exchange company engaged in the identification and development of proprietary gene technology with application to human, animal and plant systems. From 1983 to 1984 he was a co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a bio-materials company. Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1981 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. He is presently a member of the Boards of Directors of Biophan Technologies, Inc. and USA Technologies, Inc. and several private companies.

         Batsheva Schreiber is President and CEO of CareManagers Inc., a health care advocacy and consulting company focusing on supporting individuals and their families in all aspects of services during changes in health status. Ms. Schreiber has been President and CEO of CareManagers Inc. since 1998. From 1996 to 1997, Ms. Schreiber was Director of Operations at Master Care, a case management company that focused on efficiency and quality care in the workers compensation and group health areas. From 1994 to 1996 Ms. Schreiber was a co-founder and principal of Revival Home Health Care, a certified home care company serving the Metropolitan New York City area. Other home care experience includes senior positions at Olsten KQC (1992 to 1994) and Nursefinders (1988 to 1992). From 1970 to 1988, Ms. Schreiber established and developed various medical programs and services at Ohel Children's Home & Family Services in New York City. Prior experience includes medical/surgical nursing and in-patient psychiatry (1966 to 1970) at Maimonides Medical Center in New York. Ms. Schreiber is a Registered Nurse in New York and New Jersey and has her BSN from the University of the State of New York. She is active in various community programs and is a member of several company Boards of Directors.

Information Concerning the Board of Directors.
----------------------------------------------

         During the year ended December 31, 2002 the Company's Board of Directors held 2 meetings. Each member of the Board participated in each action of the Board.

Committees of the Board of Directors.
-------------------------------------

         The Audit Committee, which currently consists of Steven Katz and Batsheva Schreiber, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. The Company considers Mr. Katz a "financial expert". The Audit Committee also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The Company's Board of Directors has adopted a written Charter of the Audit Committee. The Audit Committee met on 1 occasion during the year ended December 31, 2002.

         The Company does not have a formal compensation committee. The Board of Directors, acting as a compensation committee, periodically meets to discuss and deliberate on issues surrounding the terms and conditions of executive officer compensation, including base salaries, bonuses, awards of stock options and reimbursement of certain business related costs and expenses.

         The Company does not have a formal nominating committee. The Board of Directors, acting as a nominating committee, recommends candidates who will be nominated as management's slate of directors at each annual meeting of stockholders. The Board of Directors will also consider candidates for directors nominated by stockholders. A stockholder who wishes to submit a candidate for consideration at the annual meeting of stockholders to be held in 2004, must notify the Secretary of the Company, in writing.

Compliance With Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2002.

Item 10.   Executive Compensation.

Summary Compensation Table.
---------------------------

         The following table shows, for the year ended December 31, 2002, the cash and other compensation paid by the Company to its President, Chief Executive Officer and each other executive officer whose annual compensation was $100,000 or more. The Company did not pay any compensation to its executive officers for the two years prior to December 31, 2002.

                                                                                 Long Term
                                                Annual Compensation             Compensation
                                                -------------------             ------------

                                                                  Other          Securities
                                                                 Annual          Underlying          All Other
Name and Principal Position       Year     Salary     Bonus   Compensation        Options         Compensation(4)
---------------------------       ----     ------     -----   ------------        -------         ---------------
                                            (US$)     (US$)       (US$)                                 (US$)
B. M. Milvain, President and      2002     44,533       0             0                0                 0
Acting Chief Executive
Officer(1)

J. Rockwell Smith, President      2002       0          0             0                0                 0
and Acting Chief Executive
Officer(2)

Dale F. Miller, President and     2002       0          0             0                0                 0
Chief Executive Officer(3)

------------
(1)      Appointed to serve as president effective October 24, 2002.
(2)      Served from July 1, 2002 until October 24, 2002.
(3)      Resigned effective July 1, 2002.
(4) Effective with the Merger, the board of directors has elected to compensate the following officers: B.M. Milvain ($150,000 per year); Kimberly J. Richards ($105,000 per year); and Clare DeBoef ($125,000 per year). These officers have not entered into employment agreements with the Company.

Option/SAR Grants Table.
-----------------------

         The Company did not grant any options to purchase shares of Common Stock during the fiscal year ended December 31, 2002.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.
------------------------------------------------------------------

         None.

Director Compensation.
---------------------

         During the fiscal years ended December 31, 2002 and 2001, directors of the Company did not receive compensation for their services except for the grant of shares of Common Stock or options and reimbursement for reasonable out-of-pocket expenses in attending meetings. Effective October 24, 2002, the Company commenced paying its directors an annual fee of $5,000 per year. The Company does not pay fees to directors for their attendance at meetings of the Board of Directors or of committees; however, the Company may adopt a policy of making such payments in the future. The Company will reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

Employment Agreements.
---------------------

         The Company has no written employment contracts with any of its officers and maintains no retirement, fringe benefit or similar plans for the benefit of its officers. The Company may, however, enter into employment contracts with its officers and key employees, adopt various benefit plans and begin paying compensation to its officers as it deems appropriate to attract and retain the services of such persons.

         During the fiscal year ended December 31, 2002, there were not outstanding stock options. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of the Company's officers, directors or employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 18, 2003, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; (iii) all directors, executive officers and designated stockholders of the Company as a group. Beneficial ownership includes any securities that person has a right to acquire within 60 days from options, warrants, conversion or similar obligations. Unless otherwise indicated, the business address of each person listed is 200 S. Hoover Blvd., Building 205, Tampa, Florida 33609.

                                                  Shares                          Percent of
Name                                        Beneficially Owned                Shares Outstanding
----                                        ------------------                ------------------
Stanford Venture Capital
Holdings, Inc. (1)                                   4,736,354 (4)                      73.3%
J. Rockwell Smith (2)                                  756,111                          20.8%
Deluxe Investment Company (3)                          500,000                          13.7%
B. M. Milvain                                          127,764                           3.5%
Steven Katz                                                  0                             0%
Batsheva Schreiber                                           0                             0%
Kimberly J. Richards                                         0                             0%
Daniel T. Bogar(6)                                     235,043 (5)                      6.19%
William R. Fusselmann(7)                               235,043 (5)                      6.19%
Osvaldo Pi(8)                                          235,042 (5)                      6.19%
Ronald M. Stein(9)                                     235,042 (5)                      6.19%
All executive officers and
directors as a group
(4 persons)                                            127,764                           3.5%

------------
(1) Beneficial stockholder is R. Allen Stanford. Business address is 5050 Westheimer Road, Houston, Texas 77056.
(2)      Address is P.O. Box 3303, Park City, Utah 84060.
(3) Beneficial stockholder is Ian Markofsky. Business address is 2700 Cypress Creek Road, Suite 103-C, Fort Lauderdale, Florida 33309.
(4) Includes 1,915,842 shares of common stock. Also includes 1,880,341 shares of Series A Preferred Stock as though converted on a 1 for 1 basis into common stock and 940,171 shares of common stock issuable upon exercise of warrants at $1.17 per share.
(5)      Shares underlie warrants exercisable at $1.17 per share.
(6)      Address is 1016 Sanibel Drive, Hollywood, Florida 33019.
(7)      Address is 141 Crandon Boulevard, #437, Key Biscayne, Florida 33149.
(8)      Address is 6405 S.W. 104th Street, Pinecrest, Florida 33156.
(9)      Address is 6520 Allison Road, Miami Beach, Florida 33141.

Limitation of Liability and Indemnification Matters

         Our amended and restated articles of incorporation contain provisions which eliminate the personal liability of our directors to us or our stockholders for monetary damages for breach of their fiduciary duty as a director to the fullest extent permitted by the Florida Business Corporations Act, except for liability: for any breach of their duty of loyalty to us or our stockholders; for act or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; for unlawful payments of dividends or unlawful stock repurchases or redemptions; or for any transaction from which the director derived an improper personal benefit.

         These provisions do not affect a director's responsibilities under any other laws, including the federal securities laws and state and federal environmental laws.

Item 12. Certain Relationships and Related Transactions.

         On October 22, 2002 the Company and HQS consummated an Agreement and Plan of Merger (the "Merger Agreement") with Provider Acquisition, LLC, a Florida limited liability company ("PAL"). Certain of our principal stockholders ("Principal Stockholders") were also parties to the Merger Agreement. Pursuant to the Merger Agreement, PAL was merged into HQS, which survived as the Company's wholly owned subsidiary. At the closing of the merger on October 24, 2002 ("Closing Date"), the issued and outstanding units of PAL were surrendered in exchange for an aggregate of 2,142,857 shares of the Company's common stock and the separate corporate existence of PAL terminated. Stanford Venture Capital Holdings, Inc. ("Stanford"), the majority interest holder of PAL, received 1,915,842 of the shares of common stock issued pursuant to the Merger Agreement.

         Pursuant to a Securities Purchase Agreement dated October 22, 2002, Stanford has made an aggregate cash investment of $2,200,000 (the "Investment") in the Company. The Investment is in the form of Series A Convertible Preferred Stock and Warrants of the Company. For its aggregate investment, Stanford has received 1,880,342 shares of Series A Preferred Stock (subject to anti-dilution provisions), convertible into 1,880,342 shares of common stock of the Company at a conversion price of $1.17 per share and 1,880,342 Warrants exercisable to purchase an aggregate of 1,880,342 shares of common stock. Each share of Series A Preferred Stock has ten votes, voting together with the Company's common stock on all matters submitted for a vote. Each Warrant gives the holder the right to acquire one share of the Company's common stock at an exercise price of $1.17 per share. The Warrants are immediately exercisable and expire five years after their initial dates of issuance. Stanford has assigned its rights to an aggregate of 50% of the Warrants to several of its employees.

         The Company granted to Stanford certain registration rights under a Registration Rights Agreement with respect to the Series A Preferred Stock, the Warrants and the shares of common stock issued to Stanford in connection with the Merger. No later than December 31, 2003, the Company is required to file Form SB-2 Registration Statement under the Securities Act of 1933 covering all of the shares of Common Stock purchased by Stanford and its assigns, including shares that may be received through the exercise of Warrants or the conversion of the Series A Preferred Stock. In the event a filing is not timely made, the Company will issue Stanford and certain other parties to the agreement, as a penalty, additional warrants equal to 10% of the warrants originally issued for every fiscal quarter the filing is not made. Stanford also has "piggy back" registration rights.

         Stanford has also agreed to commit an additional $2.4 million to the Company, subject to the satisfaction of certain conditions, to finance acquisitions and to satisfy the Company's outstanding tax liability. To date, no additional financing has been made.

         The Company has a consulting agreement with Steven Katz, one of its directors, for management services with its wholly owned subsidiary as well as for providing due diligence in the search for future acquisitions for the Company. Mr. Katz is paid a fee of $10,000 per month plus expenses. Work on due diligence is paid on a per hour basis as required.

                                     PART IV

Item 13. Exhibits, Lists, and Reports on Form 8-K.

   (a)   Documents filed as part of this Form 10-KSB.

         2.1 Agreement and Plan of Merger dated as of October 16, 2002 among the Issuer, certain principal stockholders of the Issuer (the "Principal Stockholders "), HQS and PAL(1)

         3.1 Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split)(1)

         3.2 Certificate of Amendment to the Company's Articles of Incorporation (designation of Series A Preferred Stock)(1)

         3.3 Certificate of Amendment to the Company's Articles of Incorporation (name change)(2)

         10.1 Securities Purchase Agreement dated as of October 16, 2002, among the Issuer, the Principal Stockholders and Stanford(1)

         10.2  Form of Warrant Agreement and Warrant Assignment Form(1)

         10.3 Registration Rights Agreement dated as of October 22, 2002 among the Issuer, Stanford, Daniel Boger, Ronald Stein, Osvaldo Pi, William Fusselman and Deluxe Investment Company(1)

         10.4 Equity Financing Commitment Letter dated October 22, 2002 from Stanford to the Issuer(1)

         10.5  Amendment to Registration Rights Agreement

         16.1  Letter from HJ & Associates (former independent accountant)(3)

         99.1  Certification of Principal Executive Officer

         99.2  Certification of Principal Accounting Officer

               (1) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on November 1, 2002.
               (2) Previously filed on the Company's Definitive Information Statement with the Securities and Exchange Commission on November 15, 2002.
               (3) Previously filed on Form 8-K/A Current Report with the Securities and Exchange Commission on December 11, 2002.

   (b)   Reports on Form 8-K.

         On October 15, 2002, the Company filed a current report on Form 8-K. On October 7, 2002, J. Rockwell Smith acquired 3,490,000 shares of the Company's common stock from Dale F. Miller in a private transaction. The 3,490,000 shares represented approximately 68% of the Company's issued and outstanding stock as of the date of the transaction. In addition, the current report also disclosed that on July 1, 2002, J. Rockwell Smith, Bobbi Heywood and Ed Cowle were appointed to the Company's Board of Directors. Simultaneous with

         On November 1, 2002, the Company filed a current report on Form 8-K disclosing that effective October 24, 2002, the Company and its wholly-owned subsidiary, Healthcare Quality Solutions, Inc. consummated an agreement and plan of merger (the "Merger Agreement") with Provider Acquisition, LLC, a Florida limited liability company. Certain principal stockholders of the Company were also a party to the Merger Agreement. Pursuant to the Merger Agreement Provider Acquisition, LLC was merged with and into Health Care Quality Systems and Health Care Quality survived as the Company's wholly-owned subsidiary. At the effective time of the merger, the issued and outstanding interests of Provider Acquisition, LLC were exchanged for an aggregate of 2,142,857 shares of the Company's common stock. In addition, the current report also disclosed that pursuant to a securities purchase agreement dated October 22, 2002, Stanford Venture Capital Holdings, Inc. agreed to make an aggregate investment of $2,200,000 in the Company, in several tranches, subject to the conditions of the securities purchase agreement. The investment was in the form of Series A Convertible Preferred Stock of the Company. For its aggregate investment, Stanford has received 1,880,342 shares of Series A Preferred Stock, convertible into 1,880,342 shares of common stock of the Company at a conversion price of $1.17 per share. Each share of Series A Preferred Stock has ten votes per share, voting together with the Company's common stock on all matters submitted for a vote. In addition, Stanford Venture Capital Holdings, and certain employees of Stanford, also received warrants to purchase an aggregate of 1,880,342 shares of the Company's common stock exercisable at $1.17 per share for a period of five years after the initial date of issuance.

         On December 4, 2002, the Company filed a current report on Form 8-K disclosing that effective November 27, 2002, it had dismissed HJ & Associates as its principal accountants. In addition, effective November 27, 2002, the current report disclosed that the Company had engaged the accounting firm of Rogoff & Company, P.C. as its new independent accountants to audit its financial statements for the fiscal year ended December 31, 2002.

         On December 11, 2002, the Company filed a current report on Form 8-K/A which amended its previously filed current report disclosing its change of auditors.

         On January 7, 2003, the Company filed a current report on From 8-K/A amending its previously filed current report which disclosed the consummation of the Merger Agreement. The purpose of filing the amended current report was to disclose the financial statements of the business acquired and certain pro forma financial information.

         On January 16, 2003, the Company filed an amended current report on Form 8-K/A to amend its previously filed current report disclosing the Merger Agreement. The purpose of filing the additional amendment was to correct scribner's errors in the financial statements.

Item 14. Controls and Procedures

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2003

                                          HEALTH SYSTEMS SOLUTIONS, INC.

                                          By: /s/ B. M. Milvain
                                             ---------------------------
                                             B. M. Milvain, President
                                            (principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 26, 2003.

         SIGNATURE                                 TITLE
         ---------                                 -----

/s/ B. M. Milvain                          President and Director
---------------------------
B. M. Milvain

/s/ Kimberly Richards                      Principal Accounting Officer
---------------------------
Kimberly Richards

/s/ Clare G. DeBoef                        Chief Information Officer
---------------------------
Clare G. DeBoef

/s/ Steven Katz                            Director
---------------------------
Steven Katz

/s/ Batsheva Schreiber                     Director
---------------------------
Batsheva Schreiber

================================================================================






                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             -----------------------


                         HEALTH SYSTEMS SOLUTIONS, INC.


                             -----------------------



                            FORM 10-KSB ANNUAL REPORT

                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 2002


                             -----------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------








================================================================================

                          Independent Auditors' Report
                          ----------------------------


To the Stockholders' and the Board of Directors of Health Systems Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Health System Solutions, Inc. and Subsidiary (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from June 28, 2002 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Health Systems Solutions, Inc. and Subsidiary at December 31, 2002, and the results of their consolidated operations and their cash flows for the period from June 28, 2002 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred both an accumulated deficit and a net loss for the period from June 28, 2002 (date of inception) through December 31, 2002 of approximately $8,400,000 and had negative working capital at December 31, 2002 of approximately $527,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rogoff & Company, PC
------------------------

New York, New York
February 28, 2002, except for the last sentence in the first paragraph of Note 8, as to which the date is March 13, 2003

                             HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEET
                                            DECEMBER 31, 2002

                                     ASSETS
     Cash                                                                           $         249,261
     Accounts receivable, net of allowance for doubtful accounts of $5,000                    113,204
     Notes receivable                                                                          54,400
     Prepaid expenses                                                                          31,758
                                                                                    -----------------
       Total current assets                                                                   448,623

 Property and equipment, net                                                                1,459,975

 Security deposits                                                                             15,654
                                                                                    -----------------
                                                                                    $       1,924,252
                                                                                    =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current  liabilities:
     Current portion of capital lease obligation                                    $          10,672
     Accounts payable                                                                         186,533
     Accrued expenses                                                                         431,196
     Deferred revenue                                                                         345,669
     Customer deposits                                                                          1,490
                                                                                    -----------------
       Total current liabilities                                                              975,560

 Capital lease obligation, net of current portion                                              49,187
                                                                                    -----------------
                                                                                            1,024,747
                                                                                    -----------------

 Conntingencies (Notes 6 and 9)

 Stockholders' Equity
     Series A $1.17 Convertible Preferred Stock; 5,000,000 authorized;
       1,025,640 shares issued and outstanding                                              1,200,000
     Common Stock; $.001 par value; 20,000,000 shares authorized;
       3,642,857 shares issued and outstanding                                                  3,643
     Additional paid-in capital                                                             8,099,000
     Accumulated deficit                                                                   (8,403,138)
                                                                                    -----------------
       Total Stockholders' Equity                                                             899,505
                                                                                    -----------------
                                                                                    $       1,924,252
                                                                                    =================









        The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE PERIOD JUNE 28, 2002 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2002

 Net sales                                                                  $              320,302

 Cost of sales                                                                             110,418
                                                                            ----------------------
     Gross profit                                                                          209,884
                                                                            ----------------------
 Expenses
     Selling and marketing                                                                 267,748
     Research and development                                                              157,516
     General and administrative                                                          1,060,608
     Depreciation and amortization                                                         168,459
     Impairment of goodwill                                                              6,954,927
     Interest                                                                                3,764
                                                                            ----------------------
     Total expenses                                                                      8,613,022
                                                                            ----------------------
 Net loss                                                                   $           (8,403,138)
                                                                            ======================
 Basic loss per share                                                       $                (2.31)
                                                                            ======================
 Basic weighted average shares outstanding                                               3,642,857
                                                                            ======================


















         The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD JUNE 28, 2002 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2002

                                      Preferred Stock         Common Stock                                         Total
                                 ------------------------  --------------------    Additional     Accumulated   Stockholders'
                                    Shares       Amount      Shares     Amount   Paid-in Capital     Deficit       Equity
                                 -----------   ----------  ----------  --------  --------------- -------------  -------------
Balance, June 28, 2002                    --   $       --   1,025,202   $ 1,025  $       3,065   $          --  $       4,090

Issuance of Common Stock for
  Acquisition                             --           --   2,617,655     2,618      8,095,935              --      8,098,553

Issuance of Series A Convertible   1,025,640    1,200,000          --        --             --              --      1,200,000
  Preferred Stock

Net Loss                                  --           --          --        --             --      (8,403,138)    (8,403,138)
                                 -----------  -----------  ----------  --------  -------------   -------------  -------------

Balance December 31, 2002          1,025,640  $ 1,200,000   3,642,857  $  3,643  $   8,099,000   $  (8,403,138) $     899,505
                                 ===========  ===========  ==========  ========  =============   =============  =============


         The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM JUNE 28, 2002 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2002


Cash flows from operating activities:
    Net loss                                                              $(8,403,138)

    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                           168,459
      Impairment of goodwill                                                6,954,927
    (Increase) decrease in working capital items, net of acquisitions:
      Accounts receivable                                                      41,237
      Notes receivable                                                         25,600
      Prepaid expenses                                                        (13,656)
      Accounts payable                                                         99,810
      Accrued expenses                                                        (41,443)
      Deferred revenue                                                        (92,462)
      Customer deposits                                                         1,490
                                                                          -----------

Net cash used in operating activities                                      (1,259,176)
                                                                          -----------

Cash flow from investing activities:
    Purchase of property and equipment                                       (170,493)
    Purchase of business                                                     (261,515)
                                                                          -----------

Net cash used in investing activities                                        (432,008)
                                                                          -----------

Cash flow from financing activities:
    Payments of capital lease obligation                                       (4,876)
    Proceeds from the issuance of Series A Preferred Stock                  1,200,000
    Proceeds from the issuance of equity                                      745,321
                                                                          -----------

Net cash provided by financing activities                                   1,940,445
                                                                          -----------

Increase in cash                                                              249,261

Cash, beginning of period                                                          --
                                                                          -----------

Cash, end of period                                                       $   249,261
                                                                          ===========

Cash paid during the period for:
    Interest expense                                                      $     3,764
                                                                          ===========

Supplemental disclosures of noncash investing and financing activities:
    Conversion of debt to equity                                          $ 7,357,322
                                                                          ===========
    Purchase of property and equipment through capital lease              $   (64,735)
                                                                          ===========
    Business acquired:
      Fair value of assets acquired                                       $ 8,616,330
                                                                          ===========
      Consideration paid                                                  $  (261,515)
                                                                          ===========
      Liabilities assumed in connection with the acquisition              $ 8,354,815
                                                                          ===========

         The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2002


1.  Description of Business, Acquisitions and Consolidation

Health Systems Solutions, Inc. ("HSS") through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. ("HQS") provides assistance to the home healthcare industry in managing their businesses throughout the United States of America, utilizing internally developed software. The software produces information to support clinical, financial and administrative decisions made by management in operating and administrating their organization.

On September 17, 2002 Provider Acquisition, LLC ("PAL"), which was formed in the State of Florida on June 28, 2002, acquired certain assets of Provider Solutions Corp. ("PSC") for $250,000 in cash, subject to certain liabilities. Total consideration paid has been allocated as follows:

         Current Assets                                   $          357,820
         Goodwill                                                  6,838,135
         Fixed Assets                                              1,393,206
         Other Assets                                                 15,654
         Accounts Payable and Accrued Expenses                      (557,362)
         Assumed servicing costs                                    (438,131)
         Secured Debt                                             (7,357,322)
         Other Liabilities                                            (2,000)
                                                          ------------------
         Purchase price                                   $          250,000
                                                          ==================

This acquisition created $6,954,927 of purchased goodwill and includes other excess costs of approximately $116,800. As of September 17, 2002 PAL determined that this goodwill was impaired and subsequently wrote off the entire balance.

Silver Key Mining Company, Inc. ("Silver Key"), the predecessor to HSS, was originally incorporated in the State of Idaho on June 25, 1971. On September 17, 2002 Silver Key changed its domicile from Idaho to Nevada by filing Articles of Merger between Silver Key (Idaho) and Silver Key Mining Company, Inc. a Nevada corporation. The surviving entity Silver Key (Nevada) (the "Company"), which was incorporated in the State of Nevada on July 31, 2001, acquired 100% of the outstanding common stock of Silver Key (Idaho)

On October 11, 2002 the Board of Directors of the Company approved a five to one reverse stock split with a record date of October 21, 2002. After the reverse stock split the Company had 1,025,202 shares of common stock outstanding. All share and per share amounts have been adjusted to reflect the reverse stock split.

On October 15, 2002, the Company formed HQS, a Florida corporation, which was and remains wholly owned by the Company.

On October 22, 2002 PAL entered into an Agreement and Plan of Merger (the "Merger Agreement") with the Company, HQS and certain principal stockholders of the Company, as defined in the Merger Agreement. HQS is a wholly owned subsidiary of HSS. Pursuant to the Merger Agreement PAL was merged with and into HQS and HQS survived as the Company's wholly owned subsidiary.

The merger became effective on October 24, 2002, (the "Effective Date") concurrent with the Articles of Merger being filed with the Secretary of State of Florida. As a result of the former members of PAL acquiring a controlling interest (58%) of the outstanding common stock of the Company the transaction was accounted for as a "reverse merger." Pursuant to the Merger Agreement the Company issued 2,142,857 shares of its common stock to the members of PAL. Upon completion of the acquisition, the Company issued an additional 474,798 shares of its common stock to certain identified parties who were instrumental in arranging the merger. These shares of common stock were considered part of the cost of the acquisition and have been recorded at par value with a corresponding reduction of additional paid in capital. The acquisition was accounted for using the purchase method of accounting.

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2002


1.  Description of Business, Acquisitions and Consolidation - continued

Although Silver Key is the legal survivor in the merger and remains the registrant, until November 2002 (see below) with the Securities and Exchange Commission, under accounting principles generally accepted in the United States of America because the stockholders of PAL acquired more than 50% of the post transaction consolidated entity, PAL is considered to be the "acquirer" of Silver Key for financial reporting purposes. Accordingly, this requires Silver Key, among other things, to present in all future financial statements and other public filings after completion of the merger, prior historical financial information and other information of PAL and requires a retroactive restatement of PAL's historical stockholders' investment for the equivalent number of shares of common stock received in the merger.

On December 10 2002, the Company filed an articles of amendment to its articles of incorporation changing its name from Silver Key (Nevada) to Health Systems Solutions, Inc.

2.  Liquidity

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred both an accumulated deficit and a net loss for the period from June 28, 2002 (date of inception) through December 31, 2002 of approximately $8,400,000 and had negative working capital at December 31, 2002 of approximately $527,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and
(2) seeking out and completing a merger with an existing operating company.

Pursuant to a Security Purchase Agreement dated October 22, 2002 the majority stockholder has made an aggregate cash investment of $2,200,000 in the Company (See Note 8).

3.  Summary of Significant Accounting Policies

Consolidation: The accompanying consolidated financial statements present the results of operations of PAL for the period from June 28, 2002 through December 31, 2002 and reflect the acquisition of HQS on October 22, 2002 using the purchase method of accounting. Subsequent to October 24, 2002 the operations of the Company included the combined operations of the former PAL and HQS. All material intercompany transactions and accounts have been eliminated in consolidation.

Property and equipment: Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of three years are used for computer equipment and related software and five years for office equipment and furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining lease terms or five years. The Company uses an accelerated method of depreciation for tax reporting which is not materially different from financial reporting. Normal maintenance and repairs of property and equipment are expensed as incurred while renewals, betterments and major repairs that materially extend the useful life of property and equipment are capitalized.

Software development costs: The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company capitalizes software development costs after establishing technological feasibility of the resulting product or enhancement and until the product is available for general release to customers. These costs are carried at the lower of unamortized cost or net realizable value. Net realizable value is determined based upon the estimates of future revenue to be derived from the use of the software product reduced by the costs of completion and disposing of the product. All software development costs are being amortized over the same life as purchased software, three years.

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2002


3.       Summary of Significant Accounting Policies - continued

Goodwill and other intangibles: Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with SFAS 142, the Company performed impairment tests on all goodwill and purchased intangible assets from the acquired assets and liabilities of Provider Solutions Corp. on September 17, 2002. Pursuant to these tests, all goodwill and purchased intangibles of $6,954,927 was written off as of September 17, 2002.

Impairment of long-lived assets: In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.

Concentration of credit risk: Concentrations of credit risk with respect to trade receivables are limited to customers dispersed across the United States of America. All trade receivables are concentrated in the healthcare segment of the economy; accordingly the Company is exposed to business and economic risk. Although the Company does not see currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the healthcare industry.

Income taxes: The Company uses the liability method for income taxes as required by SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue recognition and deferred revenue: The Company generally recognizes product revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). In accordance with SOP 97-2 the Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. The Company uses an Internet-based Application Service Provider model to deliver its software and related services to its post-acute healthcare customers. In instances where the customer specifies final acceptance of the product, system or service, revenue is deferred until all acceptance criteria have been met. The Company prices these services on a transaction fee and on a subscription fee basis. The revenues from healthcare software and services subscriptions are earned ratably over the period of the respective agreements, generally one year. Cash payments received in advance of service or subscription are recorded as customer deposits. Transaction fee based revenues are recognized in the period it occurs.

Advertising costs: The Company expenses all advertising costs as incurred. Advertising costs for the period from June 28, 2002 (date of inception) through December 31, 2002 was $10,153, and is included in selling and marketing expense in the accompanying consolidated statement of operations.

Research and development costs: The Company expenses all research and development expenses not capitalized per FSAS 86 (See "Software development costs" on prior page), which consist of payroll and other related costs, as incurred.

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2002


3.  Summary of Significant Accounting Policies - continued

Computation of net income (loss) per share: The Company presents basic earnings
(loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net income
(loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of Series A $1.17 Convertible Preferred Stock and Warrants. Dilutive earnings per share is not shown as the effect is antidilutive.

Financial instruments: The carrying amounts of financial instruments, including cash, accounts receivable, notes receivable, prepaid expenses, customer deposits and deferred revenue approximate fair value as of December 31, 2002, due to the relatively short maturity of the instruments. The capital lease obligation approximates fair value based upon debt terms available to company's under similar terms. The Series A $1.17 Convertible Preferred Stock is a specialized instrument which makes it impractical to determine the fair value without incurring excessive cost.

Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements: In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that all business combinations initiated after June 30, 2001 as well as purchase method business combinations completed after June 30, 2001 be accounted for using the purchase method of accounting and eliminates the pooling-of-interest method. In addition, SFAS 141 further clarifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchased price allocable to an assembled workforce may not be accounted for separately. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The adoption of SFAS 141 did not affect the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair market value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management believes the adoption of SFAS 143 will not have a significant effect on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for the initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2002


3.  Summary of Significant Accounting Policies - continued

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

4. Property and equipment: Property and equipment consist of the following:

                                                            December 31, 2002
                                                           -------------------
                                                             ($ In Thousands)
   Office equipment                                        $               121
   Purchased computer software                                              29
   Internally developed software                                         1,386
   Furniture and Fixtures                                                   13
                                                           -------------------
                                                                         1,549
   Less accumulated depreciation and amortization                           89
                                                           -------------------
      Total                                                $             1,460
                                                           ===================

During the period ended December 31, 2002 the Company entered into a capital lease for $64,735 to acquire office equipment. For the period from June 28, 2002 (date of inception) through December 31, 2002 the Company recorded depreciation of $6,474.

5.  Accrued expenses

Accrued expenses include a liability to the Internal Revenue Service from a prior business acquisition amounting to $400,000 at December 31, 2002. The Company is currently negotiating the final settlement and payment terms with the Internal Revenue Service and the outcome of these negotiations cannot be determined at this time. The majority stockholder has agreed to purchase additional Company securities so that the liability can be settled.

6.  Income Taxes

For the period from June 28, 2002 (date of inception) through December 31, 2002 the Company incurred a net operating loss for income tax reporting of approximately $1,370,000. This net operating loss expires in the year 2022. The Company recorded a 100% valuation allowance on its deferred tax asset since it is more likely than not that their benefit will not be realized in the future.

The significant components of the Company's deferred tax asset as of December 31, 2002 are as follows:

Operating loss carryforward                                       $    206,000
Goodwill written off for financial purposes                          1,029,000
Valuation allowance                                                 (1,235,000)
                                                                  ------------
Total deferred tax asset                                          $         --
                                                                  ============

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2002


7.  Capital Lease Obligation

The Company has entered into a capital lease for certain office equipment. Obligations under the capital lease have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments, discounted at an interest rate of 12%.

Future minimum payments under capital lease obligation are as follows at December 31, 2002:

Fiscal Year                                                          Amount
-----------                                                     ---------------
2003                                                            $        17,280
2004                                                                     17,280
2005                                                                     17,280
2006                                                                     17,280
2007                                                                      8,640
                                                                ---------------

Total future payments                                                    77,760
Less amount representing interest                                        17,901

Present value of future payments                                         59,859
Less current portion                                                     10,672
                                                                ---------------
                                                                $        49,187
                                                                ===============

8.  Equity Transactions

Series A $1.17 Convertible Preferred Stock and Warrants

Pursuant to a Securities Purchase Agreement (the "Agreement") dated October 22, 2002, the majority stockholder agreed to make an aggregate investment of $2,200,000 in the Company at monthly intervals between October 2002 and March 2003. For this investment the majority stockholder will acquire 1,880,342 shares of the Company's Series A $1.17 Convertible Preferred Stock (the "Preferred Stock") (subject to anitdilution) and 1,880,342 Warrants to purchase an equal number of the Company's common stock. The Preferred stock is convertible into common stock upon the earlier of the date specified by vote or written consent or agreement of holders of at least two-thirds of the then outstanding shares of the Preferred Stock or upon the closing of a qualified public offering, as defined in the Agreement. The Warrants are immediately exercisable and expire five years after their initial dates of the issuance. Both the Preferred Stock and the Warrants can be converted into shares of the Company's common stock at $1.17 per share. The Preferred Stock has ten votes per share and votes together with the common stock on all matters submitted for a vote. In the event of liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of the common stock, an amount equal to the stated value, $1.17 per share. As of December 31, 2002, the majority stockholder purchased a total of 1,025,640 shares of the Preferred Stock and 1,025,640 Warrants to purchase an equal number of the Company's common stock for an aggregate $1,200,000. The Warrants have not been valued due to the excessive cost that would be required. During January and February 2003 the majority stockholder purchased an additional 598,221 shares of Preferred Stock and 598,221 Warrants to purchase an equal number of the Company's common stock pursuant to the Agreement for an aggregate $700,000. On March 13, 2003 the Company received the final payment of $300,000 for 256,481 shares of Preferred Stock and 256,481 warrants to purchase an equal amount of the Company's common stock.

No later than December 31, 2003, the Company is required to file a Form SB-2 Registration Statement under the Securities Act covering all of the shares of common stock purchased by the majority stockholder, and its assignees, including shares that may be received through the exercise of Warrants or the conversion of the Preferred Stock. In the event a filing is not timely made, the Company will issue the majority stockholder, as a penalty; additional Warrants equal to 10% of the warrants originally issued for every quarter the filing is not made. The majority stockholder also has unlimited "piggy back" registration rights.

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2002


8.  Equity Transactions - Continued

The majority stockholder has also agreed to make an additional equity investment up to $2,400,000 to the Company, subject to the satisfaction of certain conditions, as defined in the Equity Financing Commitment Letter dated October 22, 2002, to finance up to two acquisitions and to satisfy an outstanding tax liability acquired from a previous acquisition.

9 Contingencies

Operating Leases

The Company leases its office space in Tampa, Florida. Rent expense totaled $49,402 for the period from June 28, 2002 (date of inception) through December 31, 2002 and is included in general and administrative expenses in the accompanying consolidated financial statements. The Company also leases storage space, certain pieces of office and communication equipment as well as a co-location site for its application and data base servers. The Company has not finalized the negotiation on its lease for its office space and is currently renting on a month-to-month basis at $14,361 per month.

Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of management's knowledge, no such actions against the Company are contemplated or threatened.

10.  Employee Savings Plans

Savings Plan

The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the maximum amount allowed by law. Currently the Company does not match participants' contributions, but may at a future date.

11. Concentrations

Cash

The Company maintains cash balances with commercial financial institutions which at times, may exceed the FDIC insured limits of $100,000. Management has placed these funds in high quality institutions in order to minimize the risk.

Accounts receivable

The Company's three largest customers represented 24.9%, 11.1% and 10.6% of the Company's accounts receivable at December 31, 2002.

Revenue

The Company had one customer who accounted for 18% of the Company's revenue for the period from June 28, 2002 (date of inception) through December 31, 2002.