Form 10QSB
period 2003-03-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2003-05-15
CIK 1093913

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-24681

                         HEALTH SYSTEMS SOLUTIONS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                 NEVADA                                      82-1513245
                 ------                                      ----------
      (State or other jurisdiction                         (IRS Employer
    of incorporation or organization)                    Identification No.)

200 South Hoover Blvd., Bldg. 205, Tampa, Florida               33609
-------------------------------------------------               -----
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (813) 282-3303



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,642,857 share of Common Stock as of April 30, 2003.


Transitional Small Business Disclosure Form (check one): Yes [  ] No [X]
================================================================================

                         HEALTH SYSTEMS SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I       FINANCIAL INFORMATION.........................................................................   3
   Item 1.   Financial Statements..........................................................................   3
             Balance Sheet.................................................................................   3
             Statement of Operations.......................................................................   4
             Statement of Stockholders' Equity (Deficit)...................................................   5
             Statement of Cash Flows.......................................................................   6
             Notes to the Financial Statements.............................................................   7
   Item 2.   Management's Discussion and Analysis or Plan of Operations....................................   10
   Item 3.   Controls and Procedures.......................................................................   13

PART II      OTHER INFORMATION.............................................................................   13
   Item 1.   Legal Proceedings.............................................................................   13
   Item 2.   Changes In Securities.........................................................................   13
   Item 3.   Defaults Upon Senior Securities...............................................................   14
   Item 4.   Submission of Matters to a Vote of Security Holders...........................................   14
   Item 5.   Other Information.............................................................................   14
   Item 6.   Exhibits and Reports on Form 8-K..............................................................   15

SIGNATURES   ..............................................................................................   17

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements


                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                  (Unaudited)

                                     ASSETS
 Current assets:
     Cash                                                                           $           362,447
     Accounts receivable, net of allowance for doubtful accounts of $5,000                      167,527
     Notes receivable                                                                            34,400
     Prepaid expenses and other current assets                                                   35,945
                                                                                    -------------------

       Total current assets                                                                     600,319

 Property and equipment, net of accumulated depreciation
     and amortization of $225,032                                                             1,479,091

 Security deposits                                                                               15,654
                                                                                    -------------------

                                                                                    $         2,095,064
                                                                                    ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
 Current  liabilities:
     Current portion of capital lease obligation                                    $            10,995
     Accounts payable                                                                            67,982
     Accrued expenses                                                                           456,086
     Deferred revenue                                                                           264,108
                                                                                    -------------------

       Total current liabilities                                                                799,171

 Capital lease obligation, net of current portion                                                46,314
                                                                                    -------------------

                                                                                                845,485
                                                                                    -------------------

 Commitments and contingencies

 Stockholders' Equity:
     Series A $1.17 Convertible Preferred Stock; 15,000,000 authorized,
       1,880,341 shares issued and outstanding                                                2,200,000
     Common Stock; $.001 par value, 150,000,000 shares authorized,
       3,642,857 shares issued and outstanding                                                    3,643
     Additional paid-in capital                                                               8,099,000
     Accumulated deficit                                                                     (9,053,064)
                                                                                    -------------------

       Total Stockholders' Equity                                                             1,249,579
                                                                                    -------------------

                                                                                    $         2,095,064
                                                                                    ===================

        See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

 Net sales                                                                  $              345,140
 Cost of sales                                                                             105,668
                                                                            ----------------------

     Gross profit                                                                          239,472
                                                                            ----------------------

 Operating expenses
     Selling and marketing                                                                 252,959
     Research and development                                                              135,085
     General and administrative                                                            363,282
     Depreciation and amortization                                                         136,302
     Interest                                                                                1,770
                                                                            ----------------------

     Total operating expenses                                                              889,398
                                                                            ----------------------

 Net loss                                                                   $             (649,926)
                                                                            ======================

 Basic net loss per share                                                   $                (0.18)
                                                                            ======================

 Basic weighted average common shares outstanding                                        3,642,857
                                                                            ======================


















        See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)





                                       Preferred Stock            Common Stock                                          Total
                                  -----------------------  ------------------------     Additional    Accumulated   Stockholders'
                                    Shares       Amount       Shares       Amount    Paid-in Capital    Deficit         Equity
                                  ----------   ----------  ----------    ----------  ---------------  ------------  -------------
 Balance, December 31, 2002        1,025,640   $1,200,000   3,642,857    $    3,643   $    8,099,000  $ (8,403,138)  $   899,505

 Issuance of Series A Convertible    854,701    1,000,000          --            --               --            --     1,000,000
   Preferred Stock

 Net Loss                                 --           --          --            --               --      (649,926)     (649,926)
                                  ----------  ----------- -----------   -----------  --------------- -------------  ------------

 Balance March 31, 2003            1,880,341   $2,200,000   3,642,857    $    3,643   $    8,099,000  $ (9,053,064)  $ 1,249,579
                                  ==========  =========== ===========   ===========  =============== =============  ============



































        See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

 Cash flows from operating activities:

     Net loss                                                                         $       (649,926)

     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                                           136,302
     Changes in operating assets and liabilities:
       Accounts receivable                                                                     (54,323)
       Notes receivable                                                                         20,000
       Prepaid expenses and other current assets                                                (4,187)
       Accounts payable                                                                       (118,551)
       Accrued expenses                                                                         24,890
       Deferrred revenue                                                                       (81,561)
       Customer deposits                                                                        (1,490)
                                                                                      ----------------

 Net cash used in operating activities                                                        (728,846)
                                                                                      ----------------

 Cash flow from investing activities:
     Purchase of property and equipment                                                       (155,418)
                                                                                      ----------------

 Cash flow from financing activities:
     Repayment of capital lease obligation                                                      (2,550)
     Proceeds from the issuance of Series A Preferred Stock                                  1,000,000
                                                                                      ----------------

 Net cash provided by financing activities                                                     997,450
                                                                                      ----------------

 Increase in cash                                                                              113,186

 Cash, beginning of period                                                                     249,261
                                                                                      ----------------

 Cash, end of period                                                                  $        362,447
                                                                                      ================

 Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                         $          1,770
                                                                                      ================












        See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 1 - NATURE OF BUSINESS

Health Systems Solutions, Inc. ("the Company") was incorporated in the state of Nevada on July 31, 2001. The Company, through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. ("HQS") provides assistance to the home healthcare industry in managing their businesses throughout the United States of America, utilizing internally developed software. The software produces information to support clinical, financial and administrative decisions made by management in operating and administrating their organization.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The results of operations for the three-months ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2003.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - LIQUIDITY

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit of approximately $9,053,000, has negative working capital of approximately $199,000 at March 31, 2003 and has incurred a net loss of approximately $650,000 for the three months ended March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and
(2) seeking out and completing a merger with an existing operating company.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

During the first quarter of 2003, the Company adopted, effective January 1, 2003, the provision of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123. For the three months ended March 31, 2003 the Company did not grant any awards.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

                                                                                                        Three Months Ended
                                                                                                          March 31, 2003
                                                                                                  ------------------------------
Net loss (as reported)                                                                            $                     (649,926)

Deduct:  Total stock based compensation expense determined under the fair value based
   method for all awards granted modified or settled during the period, net of related taxes                                  --
                                                                                                  ------------------------------
Pro forma net loss                                                                                $                     (649,926)
                                                                                                  ==============================
Basic, as reported                                                                                $                         (.18)
==================                                                                                ==============================
Basic, pro forma                                                                                  $                         (.18)
================                                                                                  ==============================

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

NOTE 5 - EQUITY TRANSACTIONS

Pursuant to a Securities Purchase Agreement (the "Agreement") dated October 22, 2002, the majority stockholder agreed to make an aggregate investment of $2,200,000 in the Company at monthly intervals between October 2002 and March 2003. For this investment, the majority stockholder acquired 1,880,341 shares of the Company's Series A $1.17 Convertible Preferred Stock (the "Series A") (subject to antidilution) and 1,880,341 Warrants to purchase an equal number of the Company's common stock. The Series A is convertible into common stock upon the earlier of the date specified by vote or written consent or agreement of holders of at least two-thirds of the then outstanding shares of the Series A or upon the closing of a qualified public offering, as defined in the Agreement. The Warrants are immediately exercisable and expire five years after their initial dates of the issuance. Both the Series A and the Warrants can be converted into shares of the Company's common stock at $1.17 per share. The Series A has ten votes per share and votes together with the common stock on all matters submitted for a vote. In the event of liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of the common stock, an amount equal to the stated value, $1.17 per share. As of March 31, 2003, the majority stockholder purchased a total of 1,880,341 shares of the Series A and 1,880,341 Warrants to purchase an equal number of the Company's common stock for an aggregate $2,200,000.

The majority stockholder has also agreed to make an additional equity investment up to $2,400,000 to the Company, subject to the satisfaction of certain conditions, as defined in the Equity Financing Commitment Letter dated October 22, 2002, to finance up to two acquisitions and to satisfy an outstanding tax liability acquired from a previous acquisition.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 6 - CONCENTRATIONS

Cash: The Company maintains cash balances with commercial financial institutions, which at times may exceed the FDIC insured limits of $100,000. Management has placed these funds in high quality institutions in order to minimize the risk.

Accounts receivable: The Company's three largest customers represented 20.0%, 18.2% and 16.0% of the Company's accounts receivable at March 31, 2003.

Revenue: The Company had two customers who accounted for 12.2% and 11.0% of the Company's revenue for the three months ended March 31, 2003.

NOTE 7 - SUBSEQUENT EVENT

Pursuant to a Securities Purchase Agreement (the "Purchase Agreement") dated April 30, 2003, the majority stockholder agreed to make an aggregate investment of $2,000,000 in the Company at monthly intervals between May 2003 and December 2003. For this investment, the majority stockholder will acquire 2,500,000 shares of the Company's Series B $.80 Convertible Preferred Stock (the "Series B") (subject to antidilution). Each share of the Series B shall be convertible into five shares of common stock with an initial conversion price of $.16 per share. The Series B has ten votes per share and votes together with the common stock and Series A on all matters submitted for a vote. As additional consideration under the Purchase Agreement the Company has repriced the conversion price of the Warrants issued in conjunction with the Series A from $1.17 per share to $.001 per share.

On May 2, 2003 the Board of Directors authorized, and the stockholders approved, increasing the Company's common stock from 20,000,000 to 150,000,000 shares and increasing the Preferred Stock from 5,000,000 to 15,000,000 shares.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the financial information and notes thereto appearing elsewhere in this Form 10-QSB.

Forward-Looking Statements

         This Management's Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from what those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below and in the documents filed by the Company with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-KSB, 10-QSB, and 8-K, each as it may be amended from time to time. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

         Health Systems Solutions, Inc. (the "Company") develops and provides assistance to the home health industry in managing their business through its wholly-owned subsidiary Healthcare Quality Solutions, Inc. ("HQS"). HQS was formed on October 15, 2002. The Company and HQS consummated an Agreement and Plan of Merger with Provider Acquisition, LLC ("PAL") on October 22, 2002. Certain principal stockholders of the Company were a party to the merger agreement. Pursuant to the terms of the merger agreement, PAL was merged with HQS and HQS survived as the Company's wholly-owned subsidiary operation. The merger was accounted for as a "reverse merger," wherein the former interest holders of PAL acquired a majority of the controlling interest (58%) of the common stock of the Company. Prior to the merger, the Company was considered a development stage company and had no assets or capital and no significant operations or income. The Company has been accounted for as the successor to PAL.

         HQS uses an Internet-based Application Service Provider model to deliver its products. HQS prices its services on a transaction fee and on a subscription fee basis. HQS has approximately 275 customers with over 400 sites.

Recent Accounting Pronouncements

         In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. We will apply FIN 45 to guarantees, if any, issued after December 28, 2002. At adoption, FIN 45 did not have a significant impact on our consolidated statements of income or financial position. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at December 28, 2002.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entries." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested. We do not have an investment portfolio and therefore do not expect to be impacted by FIN 46 or required to make any additional disclosures.

Results of Operations

         As PAL was organized during the fiscal year ended December 31, 2002, we are unable to supply comparative results of operations from prior interim periods.

         Revenues for the three months ended March 31, 2003 were $345,140. We expect revenues to increase as our business develops. Losses from operations before interest, taxes, depreciation and amortization ("EBITDA") and before the write-off of impaired goodwill were $511,854. Cost of sales was $105,668 or 30.6% of revenues. Operating expenses totaled $751,326 and was comprised of:

         o  Selling and marketing $252,959
         o  Research and development $135,085
         o  General and administration $363,282

         We expect our general and administrative expenses and selling and marketing expenses to increase as our operations develop.

Liquidity and Capital Resources

         We had incurred an accumulated deficit and negative working capital at December 31, 2002 of approximately $8,403,138 and $526,937, respectively and had a net loss from June 28, 2002 (date of inception) through December 31, 2002 of approximately $8,403,138. At March 31, 2003 we had incurred an accumulated deficit and negative working capital of approximately $9,053,064 and $198,852, respectively and had a net loss from January 1, 2003 through March 31, 2003 of approximately $649,926. Although we now have operations, we have not yet established an ongoing source of revenues sufficient to cover our operating costs which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

         At March 31, 2003, we had total stockholders' equity of $1,249,579. Cash at March 31, 2003 was $362,447 as compared to cash of $249,261 at December 31, 2002. During the year ended December 31, 2002, we received proceeds from the Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. for its Series A Preferred Stock and common stock purchase warrants in the approximate amount of $1,200,000. During the three months ended March 31, 2003 the Company received an additional $1,000,000 from Stanford pursuant to the Securities Purchase Agreement.

         Accounts receivable at March 31, 2003 were $167,527, primarily due to three customers whose collective balances total $90,877.

         Customer deposits and other assets at March 31, 2003 were $1,494,745, primarily due to property and equipment of $1,479,091, which consist principally of $1,296,489 of internally developed software.

         Accounts payable and accrued expenses at December 31, 2002 were $617,729. At March 31, 2003 accounts payable were $67,982 and accrued expenses were $456,086. The accrued expenses are mainly attributed to a tax lien of $400,000 assumed from a predecessor company. We are currently negotiating a settlement of this liability and payment terms with the Internal Revenue Service and the outcome of these negotiations cannot be determined at this time.

         We anticipate that cash requirements will continue to increase as we continue to expend substantial resources to build infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. At March 31, 2003, we anticipated that available cash resources and cash generated from operations and private financing would be sufficient to meet presently anticipated working capital and capital expenditure requirements through April 2003. As of March 31, 2003, there were no commitments for long-term capital expenditures.

         Continued operating losses have contributed to the deterioration of our cash position. Cash on hand as of March 31, 2003 was only sufficient to fund our operations through April 2003. As a result, we requested proposals for additional financing from our principal stockholders, including possible equity or debt issuances. Subsequent to the three months ended March 31, 2003 we entered into a new Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. dated as of April 30, 2003, under which Stanford has agreed to make an aggregate investment of $2,000,000 in our company in several tranches subject to the conditions of the Securities Purchase Agreement. The investment will be in the form of Series B $0.80 Convertible Preferred Stock of the Company. We believe funds from this investment will satisfy our working capital requirements for the fiscal year ending December 31, 2003.

Item 3. Controls and Procedures

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes In Securities.

         Commencing October 22, 2002, pursuant to the Securities Purchase Agreement, the Company has issued Stanford an aggregate of 1,880,341 shares of Series A Preferred Stock (subject to anti-dilution provisions), convertible into 1,880,341 shares of common stock of the Company at a conversion price of $1.17 per share and 1,880,342 Warrants exercisable to purchase an aggregate of 1,880,342 shares of common stock. Each share of Series A Preferred Stock has ten votes, voting together with the Company's common stock on all matters submitted for a vote. Each Warrant gives the holder the right to acquire one share of the Company's common stock at an exercise price of $1.17 per share. The Warrants are immediately exercisable and expire five years after their initial dates of issuance. The securities were issued in monthly intervals from October 22, 2002 through March 13, 2003. During the three months ended March 31, 2003 the Company issued an aggregate of 854,701 shares of Series A Preferred Stock and 854,701 Warrants in consideration of $1,000,000. The securities issued pursuant to the Securities Purchase Agreement contain a legend restricting their transfer absent registration or applicable exemption. Stanford had information concerning the Company and had the opportunity to ask questions concerning the Company. The securities were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         The following matters occurred subsequent to the period covered by this report:

         On May 2, 2003 our Board of Directors voted unanimously to authorize and recommend, and holders of a majority of our voting stock consented to, an increase of the number of shares of Common Stock we are authorized to issue from 20,000,000 shares to 150,000,000 shares and an increase in the number of Preferred Shares we are authorized to issue from 5,000,000 shares to 15,000,000 shares (the "Recapitalization") through an amendment of the Company's Articles of Incorporation (the "Amendment"). We intend to effectuate the Amendment following notification to our shareholders pursuant to an Information Statement.

         Pursuant to a Securities Purchase Agreement dated as of April 30, 2003, Stanford Venture Capital Holdings, Inc. ("Stanford") has agreed to make an aggregate investment of $2,000,000 in Series B $0.80 Convertible Preferred Stock of the Company. For its aggregate investment, Stanford will receive 2,500,000 shares of Series B Preferred Stock. The shares of Series B Preferred Stock will be issued and sold in various tranches on eight monthly closing dates, commencing on May 19, 2003. Each share of Series B Preferred Stock shall be convertible (subject to antidilution) into 5 shares of common stock of the Company (that is, an initial conversion price of $0.16 per share). Each share of Series B Preferred Stock will have ten votes. In addition, the Series B Preferred Shares will vote together with the Common Stock on all matters submitted for a vote, except as otherwise provided under Nevada law.

         As additional consideration under the Securities Purchase Agreement, we have agreed to reprice the exercise price of the 1,880,342 Common Stock Purchase Warrants ("Warrants") issued to Stanford pursuant to the Securities Purchase Agreement dated October 16, 2002, by and among the Company, certain stockholders of the Company and Stanford. Pursuant to an Instrument of Warrant Repricing, each share of Common Stock represented by the Warrants shall be exercisable at $0.001 per share.

         We granted to Stanford certain registration rights under a Registration Rights Agreement with respect to the Series B Preferred Stock. No later than December 31, 2003, the Company is required to file an SB-2 Registration Statement under the Securities Act covering all of the shares of Common Stock underlying the Series B Preferred Stock. In the event a filing is not timely made, we will issue Stanford, as a penalty, a warrant for each share of Series B Preferred Stock originally issued for every month the filing is not made. Stanford also has "piggy back" registration rights.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Documents filed as part of this Form 10-QSB.

             2.1 Agreement and Plan of Merger dated as of October 16, 2002 among the Issuer, certain principal stockholders of the Issuer (the "Principal Stockholders "), HQS and PAL(1)

             3.0 Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split)(1)

             3.1 Amended and Restated Certificate of Designation of Series A $1.17 Convertible Preferred Stock (3)

             3.2 Certificate of Designation of Series B $0.80 Convertible Preferred Stock (3)

             10.1 Securities Purchase Agreement dated as of October 16, 2002, among the Company, the Principal Stockholders and Stanford(1)

             10.2 Securities Purchase Agreement dated as of April 30, 2003, among the Company and Stanford (3)

             10.3  Instrument of Warrant Repricing dated April 30, 2003 (5)

             10.4 Registration Rights Agreement dated as of April 30, 2003 among the Company and Stanford (3)

             16.1 Letter from HJ & Associates (former independent accountant)(2)

             99.1  Certification of Principal Executive Officer

             99.2  Certification of Principal Accounting Officer

             (1) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on November 1, 2002.

             (2) Previously filed on Form 8-K/A Current Report with the Securities and Exchange Commission on December 11, 2002.

             (3) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on May 15, 2003.

         (b) Reports on Form 8-K.

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


Dated: May 15, 2003

                                               HEALTH SYSTEMS SOLUTIONS, INC.

                                               By:/s/ B. M. Milvain
                                                  ------------------------------
                                                  B. M. Milvain, President
                                                  (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 15, 2003.

         SIGNATURE                              TITLE
         ---------                              -----

/s/ B. M. Milvain                          President and Director
------------------------------------
B. M. Milvain

/s/ Kimberly Richards                      Principal Accounting Officer
------------------------------------
Kimberly Richards

/s/ Steven Katz                            Director
------------------------------------
Steven Katz

/s/ Batsheva Schreiber                     Director
------------------------------------
Batsheva Schreiber

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Health Systems Solutions, Inc. on Form 10-QSB for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, B. M. Milvain, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this Quarterly Report on Form 10-QSB of Health Systems Solutions, Inc.;

         2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

         6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  May 15, 2003                   /s/ B. M. Milvain
       ------------                   ------------------------------------------
                                      B. M. Milvain, Principal Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Health Systems Solutions, Inc. on Form 10-QSB for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Kimberly Richards, the Principal Accounting Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this Quarterly Report on Form 10-QSB of Health Systems Solutions, Inc.;

         2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

         6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  May 15, 2003              /s/ Kimberly Richards
       ------------              -----------------------------------------------
                                 Kimberly Richards, Principal Accounting Officer