Form 10QSB
period 2003-06-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2003-08-12
CIK 1093913

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

                  For the quarterly period ended June 30, 2003
                                       OR
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-24681

                         HEALTH SYSTEMS SOLUTIONS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                NEVADA                                           82-1513245
                ------                                           ----------
     (State or other jurisdiction                              (IRS Employer
   of incorporation or organization)                        Identification No.)

  405 North Reo Street, Suite 300, Tampa, Florida                   33609
  -----------------------------------------------                   -----
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,523,199 shares of Common Stock as of June 30, 2003.


Transitional Small Business Disclosure Form (check one): Yes [ ] No [X]

================================================================================

                                             HEALTH SYSTEMS SOLUTIONS, INC.
                                                       FORM 10-QSB
                                                          INDEX

PART I          FINANCIAL INFORMATION.........................................................................   3
   Item 1.      Financial Statements..........................................................................   3
                Balance Sheet.................................................................................   3
                Statement of Operations.......................................................................   4
                Statement of Stockholders' Equity (Deficit)...................................................   5
                Statement of Cash Flows.......................................................................   6
                Notes to Financial Statements.................................................................   7-9
   Item 2.      Management's Discussion and Analysis or Plan of Operations....................................   10
   Item 3.      Controls and Procedures.......................................................................   13

PART II         OTHER INFORMATION.............................................................................   14
   Item 1.      Legal Proceedings.............................................................................   14
   Item 2.      Changes In Securities.........................................................................   14
   Item 3.      Defaults Upon Senior Securities...............................................................   15
   Item 4.      Submission of Matters to a Vote of Security Holders...........................................   15
   Item 5.      Other Information.............................................................................   15
   Item 6.      Exhibits and Reports on Form 8-K..............................................................   15

SIGNATURES      ..............................................................................................   18

PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements

                                       CONSOLIDATED BALANCE SHEET
                                             JUNE 30, 2003
                                              (Unaudited)

                                     ASSETS
 Current Assets:
    Cash                                                                            $        233,368
    Accounts receivable, net of allowance for doubtful accounts
      of $5,000                                                                              285,021
    Notes receivable                                                                          14,400
    Prepaids and other current assets                                                         27,421
                                                                                    ----------------

      Total current assets                                                                   560,210

 Property and equipment, net of accumulated depreciation
    and amortization of $374,460                                                           1,441,858
 Security deposits                                                                            15,654
                                                                                    ----------------

                                                                                    $      2,017,722
                                                                                    ================


              LIABILITIES AND STOCKHOLDERS' EQUITY

 Current  liabilities:
    Current portion of capital lease obligation                                     $         10,995
    Accounts payable                                                                          26,751
    Accrued expenses                                                                         429,419
    Deferred revenue                                                                         231,294
    Customer deposits                                                                          4,487
                                                                                    ----------------

      Total current liabilities                                                              702,946

 Capital lease obligation, net of current portion                                             43,687
                                                                                    ----------------

                                                                                             746,633
                                                                                    ----------------
 Stockholders' Equity
    Preferred Stock; 15,000,000 authorized;
      Series A $1.17 Convertible; 1,880,341 shares authorized,
      issued and outstanding                                                               2,200,000
      Series B $.80 Convertible; 2,500,000 authorized;
      843,750 shares issued and outstanding                                                  582,863
    Common Stock; $.001 par value; 150,000,000 shares authorized;
      5,523,199 shares issued and outstanding                                                  5,523
    Additional paid-in capital                                                             8,191,137
    Accumulated deficit                                                                   (9,708,434)
                                                                                    ----------------

      Total stockholders' equity                                                           1,271,089
                                                                                    ----------------

                                                                                    $      2,017,722
                                                                                    ================

        See accompanying notes to the consolidated financial statements.

                                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (Unaudited)

                                                                             Six Months                  Three Months
                                                                           Ended June 30,               Ended June 30,
                                                                                2003                         2003
                                                                        --------------------         --------------------
 Net sales                                                              $            767,923         $            422,783
 Cost of sales                                                                       254,633                      148,965
                                                                        --------------------         --------------------

     Gross profit                                                                    513,290                      273,818
                                                                        --------------------         --------------------

 Operating expenses
     Selling and marketing                                                           593,892                      340,933
     Research and development                                                        286,956                      151,871
     General and administrative                                                      648,545                      285,263
     Depreciation and amortization                                                   285,730                      149,428
     Interest                                                                          3,464                        1,694
                                                                        --------------------         --------------------

     Total operating expenses                                                      1,818,587                      929,189
                                                                        --------------------         --------------------

 Net loss                                                               $         (1,305,297)        $           (655,371)
                                                                        ====================         ====================

 Basic net loss per share                                               $              (0.31)        $              (0.14)
                                                                        ====================         ====================

 Basic weighted average shares outstanding                                         4,162,288                    4,676,012
                                                                        ====================         ====================



















        See accompanying notes to the consolidated financial statements.


                                                HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        FOR THE PERIOD JANUARY 1, 2003
                                                             THROUGH JUNE 30, 2003




                                       Preferred Stock            Common Stock                                         Total
                                  ------------------------  ----------------------    Additional     Accumulated   Stockholders'
                                   Shares         Amount       Shares       Amount  Paid-in Capital    Deficit        Equity
                                  ----------  ------------  ----------   ---------  --------------- -------------  -------------
 Balance, December 31, 2002        1,025,640  $  1,200,000   3,642,857   $   3,643  $   8,099,000   $  (8,403,138) $     899,505

 Issuance of Series A Convertible    854,701     1,000,000           -           -              -               -      1,000,000
   Preferred Stock

 Issuance of Series B Convertible    843,750       582,863           -           -         92,137               -        675,000
   Preferred Stock

 Issuance of Common Stock through
   exercise of Warrants                    -             -   1,880,342       1,880              -               -          1,880

 Net Loss                                  -             -           -           -              -      (1,305,296)    (1,305,296)
                                  ----------  ------------  ----------  ----------  -------------  --------------  -------------

 Balance June 30, 2003             2,724,091  $  2,782,863   5,523,199  $    5,523  $   8,191,137  $   (9,708,434) $   1,271,089
                                  ==========  ============  ==========  ==========  =============  ==============  =============


















        See accompanying notes to the consolidated financial statements.

                             HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                    SIX MONTHS ENDED JUNE 30, 2003
                                              (Unaudited)


Cash flows from operating activities:

    Net loss                                                                         $(1,305,297)

    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                                      285,730
    Changes in operating assets and liabilities:
      Accounts receivable                                                               (171,817)
      Notes receivable                                                                    40,000
      Prepaid expenses and other current assets                                            4,337
      Accounts payable                                                                  (159,782)
      Accrued expenses                                                                    (1,776)
      Deferrred revenue                                                                 (114,375)
      Customer deposits                                                                    2,997
                                                                                     -----------

Net cash used in operating activities                                                 (1,419,983)
                                                                                     -----------

Cash flow from investing activities:
    Purchase of property and equipment                                                  (267,613)
                                                                                     -----------

Cash flow from financing activities:
    Repayment of capital lease obligation                                                 (5,177)
    Proceeds from the issuance of Series A Preferred Stock                             1,000,000
    Proceeds from the issuance of Series B Preferred Stock                               675,000
    Proceeds from the exercise of warrants                                                 1,880
                                                                                     -----------

Net cash provided by financing activities                                              1,671,703
                                                                                     -----------

Increase in cash                                                                         (15,893)

Cash, beginning of period                                                                249,261
                                                                                     -----------

Cash, end of period                                                                  $   233,368
                                                                                     ===========


        See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


NOTE 1 - NATURE OF BUSINESS

Health Systems Solutions, Inc. ("the Company") was incorporated in the state of Nevada on July 31, 2001. The Company had no operations prior to October 22, 2002. The Company, through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. ("HQS") provides assistance to the home healthcare industry in managing their businesses throughout the United States of America, utilizing internally developed software. The software produces information to support clinical, financial and administrative decisions made by management in operating and administrating their organization.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The results of operations for the six-months ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2003.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - LIQUIDITY

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit of approximately $9,708,000, has negative working capital of approximately $143,000 at June 30, 2003 and has incurred a net loss of approximately $1,305,000 for the six months ended June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and
(2) seeking out and completing a merger with an existing operating company.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

During the first quarter of 2003, the Company adopted, effective January 1, 2003, the provision of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123. For the six months ended June 30, 2003 the Company did not grant any awards.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

                                                                                  Six Months Ended
                                                                                    June 30, 2003
                                                                               -----------------------
Net loss (as reported)                                                         $            (1,305,297)

Deduct:  Total stock based compensation expense determined under the fair value based method for all awards granted modified or settled
   during the period, net of related taxes                                                           -
                                                                               -----------------------
Pro forma net loss                                                             $            (1,305,297)
                                                                               =======================
Basic, as reported                                                             $                  (.31)
                                                                               =======================
Basic, pro forma                                                               $                  (.31)
                                                                               =======================

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

Recent accounting pronouncements: In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of this statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on its financial position or results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 5 - EQUITY TRANSACTIONS

During April 2003, the Company designated 2,500,000 shares of preferred stock as Series B. The Series B has ten votes per share and votes together with the common stock and Series A on all matters submitted for a vote. As additional consideration under the Purchase Agreement the Company has repriced the conversion price of the Warrants issued in conjunction with the Series A from $1.17 per share to $.001 per share.

Pursuant to a Securities Purchase Agreement (the "Purchase Agreement") dated April 30, 2003, the majority stockholder agreed to make an aggregate investment of $2,000,000 in the Company at monthly intervals between May 2003 and December 2003. For this investment, the majority stockholder will acquire 2,500,000 shares of the Company's Series B $.80 Convertible Preferred Stock (the "Series B") (subject to antidilution). Each share of the Series B shall be convertible into five shares of common stock with an initial conversion price of $.16 per share. As of June 30, 2003, the majority stockholder had purchased a total of 843,750 shares of the series B Preferred Stock for an aggregate $675,000 of which $92,137, the fair value of the warrants, has been allocated to the warrants and included in additional paid in capital. During July 2003, the majority stockholder purchased an additional 356,250 shares of Series B Preferred Stock for an aggregate $285,000.

On May 2, 2003 the Board of Directors authorized, and the stockholders approved, increasing the Company's common stock from 20,000,000 to 150,000,000 shares and increasing the Preferred Stock from 5,000,000 to 15,000,000 shares.

On May 12, 2003, 1,880,342 Warrants were exercised at $.001 and converted into 1,880,342 shares of common stock.

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

         In November 2002, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EIFT 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the costs of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 will have a material effect on its financial position or results of operations.

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

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of the statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on the Company's financial position or results of operations.

Results of Operations

         As PAL was organized during the second half of the fiscal year ended December 31, 2002, we are unable to supply comparative results of operations from prior interim periods.

         Revenues for the three months ended June 30, 2003 were $422,783 an increase of $77,643 or 22.5% from the three months ended March 31, 2003, principally due to an increase in sales volume. Revenues for the six months ended June 30, 2003 total $767,923. We expect revenues to increase as our business develops. Losses for the three months ended June 30, 2003 were $655,371 as compared to $649,926 over the three months ended March 31, 2003. Losses for the six months ended June 30, 2003 were $1,305,297. Second quarter cost of sales was $148,965 or 35.2% of revenues versus 30.6% in quarter one. The increase in the second quarter was due to an increase in the number of employees in advance of expected higher volumes. For the six months ended June 30, 2003 cost of sales was $254,633 or 33.2% of revenues.

         Operating expenses totaled $778,067 for the three months ended June 30, 2003 and $1,529,393 for the six months ended June 30, 2003 and was comprised of:

         o Selling and marketing $340,933 for the three months ended June 30, 2003 and $593,892 six months ended June 30, 2003;

         o Research and development $151,871 for the three months ended June 30, 2003 and $286,956 six months ended June 30, 2003; and

         o General and administration $285,263 for the three months ended June 30, 2003 and $648,545 six months ended June 30, 2003.

         We have eliminated certain consulting fees, which has reduced general and administrative expenses. However, we expect our general and administrative expenses and selling and marketing expenses to increase as our operations develop.

Liquidity and Capital Resources

         We had incurred an accumulated deficit and negative working capital at December 31, 2002 of $8,403,138 and $526,937, respectively, and had a net loss from June 28, 2002 (date of inception) through December 31, 2002 of $8,403,138. At June 30, 2003, we had incurred an accumulated deficit and negative working capital of $9,708,434 and $142,736, respectively, and had a net loss from January 1, 2003 through June 30, 2003 of $1,305,297. Although we now have operations, we have not yet established an ongoing source of revenues sufficient to cover our operating costs, which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

         At June 30, 2003, we had total stockholders' equity of $1,271,090. Cash at June 30, 2003 was $233,368 as compared to cash of $249,261 at December 31, 2002. During the year ended December 31, 2002, we received proceeds from the Securities Purchase Agreement with Stanford Venture Capital Holdings, Inc. for its purchase of Series A Preferred Stock and common stock purchase warrants in the amount of $1,200,000. During the three months ended March 31, 2003, the Company received an additional $1,000,000 from Stanford pursuant to the Securities Purchase Agreement. Pursuant to a Securities Purchase Agreement dated as of April 30, 2003, Stanford agreed to make an aggregate investment of $2,000,000 in consideration of Series B $0.80 Convertible Preferred Stock of the Company. For its aggregate investment, Stanford will receive 2,500,000 shares of Series B Preferred Stock. The shares of Series B Preferred Stock will be issued and sold in various tranches. During the three months ended June 30, 2003 we received proceeds in the amount of $675,000 pursuant to the new Securities Purchase Agreement. During the remainder of 2003 we are scheduled to receive an additional $1,325,000 pursuant to the new Securities Purchase Agreement. As of July 31, 2003 we received an additional $285,000 from Stanford and issued Stanford 356,250 shares of Series B Preferred Stock pursuant to the new Securities Purchase Agreement.

         Accounts receivable at June 30, 2003 were $285,021 versus $167,527 at March 31, 2003, the increase is a reflection of our growing revenues and is primarily due to three customers whose collective balances total $174,892.

         Security deposits and other assets at June 30, 2003 were $1,457,512 versus $1,494,745 at March 31, 2003. These amounts were primarily due to property and equipment of $1,441,858 and $1,479,091, respectively, which consist principally of $1,245,806 and $1,296,489, respectively, of internally developed software.

         Accounts payable and accrued expenses at December 31, 2002 were $617,729. At June 30, 2003 accounts payable were $26,751 and accrued expenses were $429,419. The accrued expenses are mainly attributed to a tax lien of $400,000 assumed from a predecessor company. We have offered to settle this liability on payment terms to the Internal Revenue Service but have not yet received a response.

         As of June 30, 2003, we entered into an agreement to lease new larger office space for five years. The agreement calls for us to pay approximately $115,000 of tenant improvements from July to December 2003.

         We anticipate that cash requirements will continue to increase as we continue to expend substantial resources to build infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. At June 30, 2003, we anticipated that available cash resources and cash generated from operations and the April 30, 2003 Stock Purchase Agreement would be sufficient to meet presently anticipated working capital and capital expenditure requirements through December 31, 2003.

         Our continued operating losses have contributed to the deterioration of our cash position. As stated above, we expect that cash on hand as of the date of the filing of this report will only be sufficient to fund our operations until December 31, 2003. As a result, we have requested proposals for additional financing from our principal stockholders, including possible equity or debt issuances. No such proposals have been made as of the date of this report. We cannot assure you concerning the amount and nature of dilution resulting from any such transactions. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations. In such event, the shares of our common stock may cease to have any value.

Item 3. Controls and Procedures

         Our Principal Executive Officer and Principal Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (as of the end of the fiscal quarter covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers also have indicated that there were no significant changes in our internal controls that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION
------- -----------------

Item 1. Legal Proceedings.

         None.

Item 2.  Changes In Securities.

         Pursuant to a Securities Purchase Agreement dated as of April 30, 2003, Stanford Venture Capital Holdings, Inc. ("Stanford") has agreed to make an aggregate investment of $2,000,000 in Series B $0.80 Convertible Preferred Stock of the Company. For its aggregate investment, Stanford will receive 2,500,000 shares of Series B Preferred Stock. The shares of Series B Preferred Stock will be issued and sold in various tranches on eight monthly closing dates, commencing on May 12, 2003. Each share of Series B Preferred Stock shall be convertible (subject to antidilution) into 5 shares of common stock of the Company (that is, an initial conversion price of $0.16 per share). Each share of Series B Preferred Stock will have ten votes. In addition, the Series B Preferred Shares will vote together with the Common Stock on all matters submitted for a vote, except as otherwise provided under Nevada law.

         As additional consideration under the Securities Purchase Agreement, we have agreed to reprice the exercise price of the 1,880,342 Common Stock Purchase Warrants ("Warrants") issued to Stanford pursuant to the Securities Purchase Agreement dated October 16, 2002, by and among the Company, certain stockholders of the Company and Stanford. Pursuant to an Instrument of Warrant Repricing, each share of Common Stock represented by the Warrants became exercisable at $0.001 per share. The Warrants were exercised on May 12, 2003 and the Warrant holders received 1,880,342 shares of the Company's Common Stock. The shares of Common Stock issued pursuant to the exercise of the Warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of Common Stock issued pursuant to the exercise contain a legend restricting their transferability absent registration or applicable exemption. The Warrant holders had information concerning the Company and had the opportunity to ask questions concerning the Company.

           During the three months ended June 30, 2003 we received proceeds in the amount of $675,000 pursuant to the new Securities Purchase Agreement in consideration of 843,750 shares of the Company's Series B Preferred Stock. As of July 31, 2003 we issued an additional 356,250 shares of Series B Preferred Stock to Stanford and we have received an additional $285,000 pursuant to the new Securities Purchase Agreement. The shares of Series B Preferred Stock issued pursuant to the new Securities Purchase Agreement were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of Series B Preferred Stock issued to Stanford contain a legend restricting their transferability absent registration or applicable exemption. Stanford had information concerning the Company and had the opportunity to ask questions concerning the Company.

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

         On May 2, 2003 our Board of Directors voted unanimously to authorize and recommend, and holders of a majority of our voting stock consented to, an increase of the number of shares of Common Stock we are authorized to issue from 20,000,000 shares to 150,000,000 shares and an increase in the number of Preferred Shares we are authorized to issue from 5,000,000 shares to 15,000,000 shares (the "Recapitalization") through an amendment of the Company's Articles of Incorporation (the "Amendment"). The Amendment was subsequently filed with the State of Nevada following notification to our shareholders pursuant to an Information Statement.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         On May 2, 2003 our Board of Directors voted unanimously to authorize and recommend, and holders of a majority of our voting stock consented to, an increase of the number of shares of Common Stock we are authorized to issue from 20,000,000 shares to 150,000,000 shares and an increase in the number of Preferred Shares we are authorized to issue from 5,000,000 shares to 15,000,000 shares (the "Recapitalization") through an amendment of the Company's Articles of Incorporation (the "Amendment"). The Amendment was subsequently filed with the State of Nevada following notification to our shareholders pursuant to an Information Statement.

Item 5. Other Information.

         None.

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

                  3.2 Certificate of Amendment to the Company's Articles of Incorporation (name change)(2)

                  3.3 Amended and Restated Certificate Designation of Series A Preferred Stock(5)

                  3.4 Certificate of Designation of Series B $0.80 Convertible Preferred Stock(5)

                  3.5 Certificate of Amendment to the Company's Articles of Incorporation (increasing authorized capitalization)(6)

                  10.1 Securities Purchase Agreement dated as of October 16, 2002, among the Company, the Principal Stockholders and Stanford(1)

                  10.2 Registration Rights Agreement dated as of October 22, 2002 among the Issuer, Stanford, Daniel Boger, Ronald Stein, Osvaldo Pi, William Fusselmann and Deluxe Investment Company(1)

                  10.3 Securities Purchase Agreement dated as of April 30, 2003, between the Company and Stanford(5)

                  10.4      Instrument of Warrant Repricing dated April 30,
                            2003(5)

                  10.5 Registration Rights Agreement dated as of April 30, 2003 among the Company and Stanford(5)

                  10.6 Amendment to Registration Rights Agreement dated as of October 22, 2002(4)

                  16.1 Letter from HJ & Associates (former independent accountant)(3)

                  31.1      Certification of Principal Executive Officer
                            (Section 302)

                  31.2      Certification of Principal Financial Officer
                            (Section 302)

                  32.1      Certification of Principal Executive Officer
                            (Section 906)

                  32.2      Certification of Principal Financial Officer
                            (Section 906)

                            (1) Previously filed on Form 8-K Current Report with
                                the Securities and Exchange Commission on November 1, 2002.

                            (2) Previously filed on the Company's Definitive
                                Information Statement with the Securities and Exchange Commission on November 15, 2002.

                            (3) Previously filed on Form 8-K/A Current Report
                                with the Securities and Exchange Commission on December 11, 2002.

                            (4) Previously filed on the Company's Quarterly
                                Report for the fiscal year ended December 31, 2002.

                            (5) Previously filed on Form 8-K Current Report with
                                the Securities and Exchange Commission on May 15, 2003.

                            (6) Previously filed on the Company's Definitive
                                Information Statement with the Securities and Exchange Commission on June 30, 2003.

         (b)      Reports on Form 8-K.

         On May 15, 2003 the Company filed a Current Report on Form 8-K disclosing under Item 5 that pursuant to a Securities Purchase Agreement dated April 30, 2003 ("Effective Date"), Stanford Venture Capital Holdings, Inc. had agreed to make an aggregate investment of $2,000,000 in the Company, in several tranches, subject to the conditions of the Securities Purchase Agreement (the "Investment"). The Investment is in the form of Series B $0.80 Convertible Preferred Stock of the Company. For its aggregate investment, Stanford will receive 2,500,000 shares of Series B Preferred Stock. The shares of Series B Preferred Stock will be issued and sold in various tranches. Each share of Series B Preferred Stock shall be convertible (subject to antidilution) into 5 shares of common stock of the Company (that is, an initial conversion price of $0.16 per share). Each share of Series B Preferred Stock will have ten votes. In addition, the Series B Preferred Shares will vote together with the Common Stock on all matters submitted for a vote, except as otherwise provided under Nevada law.

         As additional consideration under the Securities Purchase Agreement, the Company agreed to reprice the exercise price of the 1,880,342 Common Stock Purchase Warrants ("Warrants") issued to Stanford pursuant to the Securities Purchase Agreement dated October 16, 2002, by and among the Company, certain stockholders of the Company and Stanford ("Original Securities Purchase Agreement"). Pursuant to an Instrument of Warrant Repricing ("Instrument"), each share of Common Stock represented by the Warrants became exercisable at $0.001 per share.

         The Company granted to Stanford certain registration rights under a Registration Rights Agreement with respect to the Series B Preferred Stock. No later than December 31, 2003, the Company is required to file an SB-2 Registration Statement under the Securities Act covering all of the shares of Common Stock underlying the Series B Preferred Stock. In the event a filing is not timely made, the Company will issue Stanford, as a penalty, a warrant for each share of Series B Preferred Stock originally issued for every month the filing is not made. Stanford also has "piggy back" registration rights.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 12, 2003

                                             HEALTH SYSTEMS SOLUTIONS, INC.

                                             By: /s/ B. M. Milvain
                                                --------------------------------
                                                B. M. Milvain, President
                                                (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on August 12, 2003.


         SIGNATURE                                TITLE
         ---------                                -----

/s/ B. M. Milvain                          President and Director
------------------------------------
B. M. Milvain

/s/ Kimberly Richards                      Principal Financial Officer
------------------------------------
Kimberly Richards

/s/ Steven Katz                            Director
------------------------------------
Steven Katz

/s/ Batsheva Schreiber                     Director
------------------------------------
Batsheva Schreiber