Form 10QSB
period 2003-09-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2003-11-13
CIK 1093913

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

                For the quarterly period ended September 30, 2003
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

              405 North Reo Street, Suite 300, Tampa, Florida 33609
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,523,199 shares of Common Stock as of September 30, 2003.


Transitional Small Business Disclosure Form (check one): Yes [  ] No [X]

                                                   HEALTH SYSTEMS SOLUTIONS, INC.
                                                              FORM 10-QSB
                                                                 INDEX

PART I          FINANCIAL INFORMATION.........................................................................   3
------          ---------------------
   Item 1.      Financial Statements..........................................................................   3
                Balance Sheet.................................................................................   3
                Statement of Operations.......................................................................   4
                Statement of Cash Flows.......................................................................   5
                Notes to the Financial Statements.............................................................   6
   Item 2.      Management's Discussion and Analysis or Plan of Operations....................................   8
   Item 3.      Controls and Procedures.......................................................................   11

PART II         OTHER INFORMATION.............................................................................   11
-------         -----------------
   Item 1.      Legal Proceedings.............................................................................   11
   Item 2.      Changes In Securities.........................................................................   11
   Item 3.      Defaults Upon Senior Securities...............................................................   11
   Item 4.      Submission of Matters to a Vote of Security Holders...........................................   12
   Item 5.      Other Information.............................................................................   12
   Item 6.      Exhibits and Reports on Form 8-K..............................................................   12

SIGNATURES      ..............................................................................................   14

PART I   FINANCIAL INFORMATION
------   ---------------------
Item 1.  Financial Statements


                     HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 2003
                                      (Unaudited)

                                     ASSETS

 Current Assets:
     Cash                                                                                $         198,716
     Accounts receivable, net of allowance for doubtful accounts
       of $5,000                                                                                   422,600
     Prepaids and other current assets                                                              83,049
                                                                                         -----------------

       Total current assets                                                                        704,365

 Property and equipment, net of accumulated depreciation
     and amortization of $535,837                                                                1,527,890
 Security deposits                                                                                  38,639
                                                                                         -----------------

                                                                                         $       2,270,894
                                                                                         =================
                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current  Liabilities:
     Current portion of capital lease obligation                                         $          11,671
     Accounts payable                                                                               27,960
     Accrued expenses                                                                              460,663
     Deferred revenue                                                                              209,170
     Customer deposits                                                                              12,349
                                                                                         -----------------

       Total current liabilities                                                                   721,813

 Capital lease obligation, net of current portion                                                   40,305
                                                                                         -----------------

       Total liabilities                                                                           762,118
                                                                                         -----------------
 Stockholders' Equity:
     Preferred Stock; 15,000,000 authorized;
       Series A $1.17 Convertible; 1,880,341 shares authorized
         issued and outstanding                                                                  2,200,000
       Series B $.80 Convertible; 2,500,000 authorized,
         1,712,500 shares issues and outstanding                                                 1,277,863
     Common Stock; $.001 par value; 150,000,000 shares authorized,
       5,523,199 shares issued and outstanding                                                       5,523
     Additional paid-in capital                                                                  8,191,137
     Accumulated deficit                                                                       (10,165,747)
                                                                                         -----------------

       Total stockholders' equity                                                                1,508,776
                                                                                         -----------------

                                                                                         $       2,270,894
                                                                                         =================

                     HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                      (Unaudited)



                                                           Nine Months Ended                  Three Months Ended
                                                          September 30, 2003                  September 30, 2003
                                                      ---------------------------        ---------------------------
 Net sales                                            $                 1,426,758        $                   658,835
 Cost of sales                                                            482,284                            227,651
                                                      ---------------------------        ---------------------------

     Gross profit                                                         944,474                            431,184
                                                      ---------------------------        ---------------------------

 Operating expenses
     Selling and marketing                                                915,626                            321,734
     Research and development                                             440,509                            153,553
     General and administrative                                           898,765                            250,220
     Depreciation and amortization                                        447,106                            161,376
     Interest                                                               5,077                              1,613
                                                      ---------------------------        ---------------------------

     Total operating expenses                                           2,707,083                            888,496
                                                      ---------------------------        ---------------------------

 Net loss                                             $                (1,762,609)       $                  (457,312)
                                                      ===========================        ===========================


 Basic net loss per share                             $                     (0.38)       $                     (0.08)
                                                      ===========================        ===========================

 Basic weighted average shares outstanding                              4,614,022                          5,523,199
                                                      ===========================        ===========================

                     HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30, 2003
                                      (Unaudited)


Cash flows from operating activities:

    Net loss                                                                     $(1,762,609)

    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                                  447,106
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (309,396)
      Notes receivable                                                                54,400
      Prepaid expenses                                                               (51,291)
      Security deposits                                                              (22,985)
      Accounts payable                                                              (158,573)
      Accrued expenses                                                                29,468
      Deferrred revenue                                                             (136,499)
      Customer deposits                                                               10,859
                                                                                 -----------

Net cash used in operating activities                                             (1,899,520)
                                                                                 -----------

Cash flow from investing activities:
    Purchases of property and equipment                                             (515,022)
                                                                                 -----------

Cash flow from financing activities:
    Repayment of capital lease obligation                                             (7,883)
    Proceeds from the issuance of Series A Preferred Stock                         1,000,000
    Proceeds from the issuance of Series B Preferred Stock                         1,370,000
    Proceeds from the issuance of equity                                               1,880
                                                                                 -----------

Net cash provided by financing activities                                          2,363,997
                                                                                 -----------

Decrease in cash                                                                     (50,545)

Cash, beginning of period                                                            249,261
                                                                                 -----------

Cash, end of period                                                              $   198,716
                                                                                 ===========

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and the 10-QSB's previously issued during the current year. The results of operations for the nine-months ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2003.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - LIQUIDITY

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit of approximately $10,166,000 and has negative working capital of approximately $17,400 at September 30, 2003 and has incurred a net loss of approximately $1,763,000 for the nine months ended September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and
(2) seeking out and completing a merger with an existing operating company.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

During the first quarter of 2003, the Company adopted, effective January 1, 2003, the provision of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123. For the nine months ended September 30, 2003 the Company did not grant any awards.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

                                                                               Nine Months Ended
                                                                              September 30, 2003
                                                                           -------------------------
Net loss (as reported)                                                     $              (1,762,609)

Deduct:  Total stock based compensation expense
   determined under the fair value based
   method for all awards granted modified
   or settled during the period, net of related taxes                                             --
                                                                           -------------------------
Pro forma net loss                                                         $              (1,762,609)
                                                                           =========================
Basic, as reported                                                         $                    (.38)
==================                                                         =========================
Basic, pro forma                                                           $                    (.38)
================                                                           =========================

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

Recent accounting pronouncements: In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 5 - EQUITY TRANSACTIONS

During April 2003, the Company designated 2,500,000 shares of preferred stock as Series B. The Series B has ten votes per share and votes together with the common stock and Series A on all matters submitted for a vote. Pursuant to a Securities Purchase Agreement (the "Purchase Agreement") dated April 30, 2003, the majority stockholder agreed to make an aggregate investment of $2,000,000 in the Company at monthly intervals between May 2003 and December 2003. At September 30, 2003, the majority stockholder had purchased a total of 1,712,500 shares of the Series B Preferred Stock for an aggregate $1,370,000 of which $92,137 has been attributed to the fair value of the repriced Series A warrants and is included in additional paid in capital. During October 2003, the majority stockholder purchased an additional 268,750 shares of Series B Preferred Stock for an aggregate $215,000.

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

         HQS uses an Internet-based Application Service Provider model to deliver its products. HQS prices its services on a transaction fee and on a subscription fee basis. HQS has approximately 130 customers with over 500 sites.

Recent Accounting Pronouncements

         In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

Results of Operations

         As PAL was organized during the second half of the fiscal year ended December 31, 2002, we are unable to supply comparative results of operations from prior interim periods.

         Revenues for the three months ended September 30, 2003 were $643,368 an increase of $220,585 or 52.2% from the three months ended June 30, 2003, principally due to an increase in sales volume. Revenues for the nine months ended September 30, 2003 total $1,411,291. We expect revenues to increase as our business develops. Losses for the three months ended September 30, 2003 were $457,312 a 30.2% improvement over the three months ended June 30, 2003 of $655,371. Losses for the nine months ended September 30, 2003 were $1,762,609. Cost of sales for the three months ended September 30, 2003 was $227,651 or 35.4% of revenues as compared to $148,965 or 35.2% for the three months ended June 30, 2003. For the nine months ended September 30, 2003 cost of sales was $482,284 or 34.2% of revenues.

         Operating expenses totaled $725,507 for the three months ended September 30, 2003 and $2,254,900 for the nine months ended September 30, 2003, and was comprised of:

         o Selling and marketing $321,734 for the three months ended September 30, 2003 and $915,626 for the nine months ended September 30, 2003;

         o Research and development $153,553 for the three months ended September 30, 2003 and $440,509 for the nine months ended September 30, 2003; and

         o General and administration $250,220 for the three months ended September 30, 2003 and $898,765 for the nine months ended September 30, 2003.

         We have eliminated certain consulting fees, which has reduced general and administrative expenses. However, we expect our general and administrative expenses and selling and marketing expenses to increase as our operations develop.

Liquidity and Capital Resources

         We had incurred an accumulated deficit and negative working capital at December 31, 2002 of $8,403,138 and $526,937, respectively and had a net loss from June 28, 2002 (date of inception) through December 31, 2002 of $8,403,138. At September 30, 2003 we had incurred an accumulated deficit and negative working capital of $10,165,747 and $17,448, respectively and had a net loss from January 1, 2003 through September 30, 2003 of $1,762,609. Although we now have operations, we have not yet established an ongoing source of revenues sufficient to cover our operating costs which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

         At September 30, 2003, we had total stockholders' equity of $1,508,776. Cash at September 30, 2003 was $198,716 as compared to cash of $249,261 at

December 31, 2002. During the year ended December 31, 2002, we received proceeds from the Securities Purchase Agreement dated October 16, 2002 with Stanford Venture Capital Holdings, Inc. ("First Securities Purchase Agreement") for its purchase of Series A Preferred Stock and common stock purchase warrants in the amount of $1,200,000. During the three months ended March 31, 2003 the Company received an additional $1,000,000 from Stanford pursuant to the First Securities Purchase Agreement.

         Pursuant to a Securities Purchase Agreement dated as of April 30, 2003 ("New Securities Purchase Agreement"), Stanford agreed to make an aggregate investment of $2,000,000 in consideration of Series B $0.80 Convertible Preferred Stock of the Company. For its aggregate investment, Stanford will receive 2,500,000 shares of Series B Preferred Stock. The shares of Series B Preferred Stock will be issued and sold in various tranches. Through September 30, 2003 we have received proceeds in the amount of $1,370,000 pursuant to the New Securities Purchase Agreement. Subsequent to the period covered by this report, we received an additional $460,000 from Stanford and issued Stanford 575,000 shares of Series B Preferred Stock pursuant to the New Securities Purchase Agreement. We are due to receive the remaining $170,000 under the New Securities Purchase Agreement on December 10, 2003.

         Accounts receivable at September 30, 2003 were $422,600 versus $285,021 at June 30, 2003, the increase is a reflection of our growing revenues and is primarily due to three customers whose collective balances total $190,259.

         Security deposits and other assets at September 30, 2003 were $1,566,529 versus $1,457,512 at June 30, 2003. These amounts were primarily due to property and equipment of $1,527,890 and $1,441,858, respectively, which consist principally of $1,251,389 and $1,245,806, respectively, of internally developed software.

         Accounts payable and accrued expenses at December 31, 2002 were $617,729. At September 30, 2003 accounts payable were $27,958 and accrued expenses were $460,663. The accrued expenses are mainly attributed to a tax lien of $400,000 assumed from a predecessor company. We have offered to settle this liability on payment terms to the Internal Revenue Service but have not yet received response.

         As of June 30, 2003, we entered into an agreement to lease new larger office space for five years. The agreement calls for us to pay approximately $115,000 of tenant improvements from July to December 2003.

         We anticipate that cash requirements will continue to increase as we continue to expend substantial resources to build infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. At September 30, 2003, we anticipated that available cash resources and cash generated from operations and the New Securities Purchase Agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through February 2004.

         Our continued operating losses have contributed to the deterioration of our cash position. As stated above, we expect that cash on hand as of the date of the filing of this report will only be sufficient to fund our operations through February 2004. As a result, we have requested proposals for additional financing from our principal stockholders, including possible equity or debt issuances. No such proposals have been made as of the date of this report. We cannot assure you concerning the amount and nature of dilution resulting from any such transactions. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations. In such event, the shares of our common stock may cease to have any value.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes In Securities.

         During the three months ended September 30, 2003 we received proceeds in the amount of $695,000 from Stanford pursuant to the New Securities Purchase Agreement in consideration of 868,750 shares of the Company's Series B Preferred Stock. Subsequent to the period covered by this report, we have issued an additional 575,000 shares of Series B Preferred Stock to Stanford and we have received an additional $460,000 pursuant to the New Securities Purchase Agreement. The shares of Series B Preferred Stock issued pursuant to the New Securities Purchase Agreement were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act. The shares of Series B Preferred Stock issued to Stanford contain a legend restricting their transferability absent registration or applicable exemption. Stanford had information concerning the Company and had the opportunity to ask questions concerning the Company.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Documents filed as part of this Form 10-QSB.

                  2.1 Agreement and Plan of Merger dated as of October 16, 2002 among the Issuer, certain principal stockholders of the Issuer (the "Principal Stockholders "), HQS and PAL
                        (1)

                  3.1 Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split) (1)

                  3.2 Certificate of Amendment to the Company's Articles of Incorporation (name change) (2)

                  3.3 Amended and Restated Certificate Designation of Series A Preferred Stock (5)

                  3.4 Certificate of Designation of Series B $0.80 Convertible Preferred Stock (5)

                  3.5 Certificate of Amendment to the Company's Articles of Incorporation (increasing authorized capitalization) (6)

                  10.1 Securities Purchase Agreement dated as of October 16, 2002, among the Company, the Principal Stockholders and Stanford (1)

                  10.2 Registration Rights Agreement dated as of October 22, 2002 among the Issuer, Stanford, Daniel Boger, Ronald Stein, Osvaldo Pi, William Fusselmann and Deluxe Investment Company (1)

                  10.3 Security Purchase Agreement dated as of April 30, 2003, between the Company and Stanford (5)

                  10.4  Instrument of Warrant Repricing dated April 30, 2003 (5)

                  10.5 Registration Rights Agreement dated as of April 30, 2003 among the Company and Stanford (5)

                  10.6 Amendment to Registration Rights Agreement dated as of October 22, 2002 (4)

                  16.1 Letter from HJ & Associates (former independent accountant) (3)

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

                        (5) Previously filed on Form 8-k Current Report with the Securities and Exchange Commission on May 15, 2003.

                        (6) Previously filed on the Company's Definitive Information Statement with the Securities and Exchange Commission on June 30, 2003.

         (b) Reports on Form 8-K.

         On October 2, 2003, the Company filed a Form 8-K Current Report disclosing the following under Item 5:

         Effective October 1, 2003, Kimberly Richards and the Company mutually agreed to terminate her employment as principal financial officer, secretary and assistant treasurer of the Company. Effective October 1, 2003, Ms. Susan Baxter Gibson has replaced Ms. Richards as principal financial officer, secretary and assistant treasurer of the Company. Ms. Richards has agreed to remain with the Company on an interim basis as a consultant to aid in the transition.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 12, 2003

                                              HEALTH SYSTEMS SOLUTIONS, INC.

                                              By: /s/ B. M. Milvain
                                                 -------------------------------
                                                 B. M. Milvain, President
                                                 (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on November 12, 2003.

         SIGNATURE                                TITLE
         ---------                                -----

/s/ B. M. Milvain                          President and Director
------------------------------------
B. M. Milvain

/s/ Susan Baxter Gibson                    Principal Accounting Officer
------------------------------------
Susan Baxter Gibson