Form 10QSB/A
period 2003-09-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2003-11-24
CIK 1093913

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                                   HEALTH SYSTEMS SOLUTIONS, INC.
                                                              FORM 10-QSB
                                                                 INDEX

PART I          FINANCIAL INFORMATION.........................................................................   3
------          ---------------------
   Item 1.      Financial Statements..........................................................................   3

                Consolidated Balance Sheet at September 30, 2003 (unaudited)..................................   3
                Consolidated Statement of Operations for the nine and three months
                  ended September 30, 2003 (unaudited) .......................................................   4
                Consolidated Statement of Cash Flows for the nine months ended
                  September 30, 2003 (unaudited)..............................................................   5
                Consolidated Notes to Financial Statements at September 30, 2003 (unaudited) .................   6

   Item 2.      Management's Discussion and Analysis or Plan of Operations....................................   8
   Item 3.      Controls and Procedures.......................................................................   11

PART II         OTHER INFORMATION.............................................................................   11
-------         -----------------
   Item 1.      Legal Proceedings.............................................................................   11
   Item 2.      Changes In Securities.........................................................................   11
   Item 3.      Defaults Upon Senior Securities...............................................................   11
   Item 4.      Submission of Matters to a Vote of Security Holders...........................................   12
   Item 5.      Other Information.............................................................................   12
   Item 6.      Exhibits and Reports on Form 8-K..............................................................   12

SIGNATURES      ..............................................................................................   14

PART I   FINANCIAL INFORMATION
------   ---------------------
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

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

                                                                               Nine Months Ended
                                                                              September 30, 2003
                                                                           -------------------------
Net loss (as reported)                                                     $              (1,762,609)

Deduct:  Total stock based compensation expense
   determined under the fair value based
   method for all awards granted modified
   or settled during the period, net of related taxes                                             --
                                                                           -------------------------
Pro forma net loss                                                         $              (1,762,609)
                                                                           =========================
Basic, as reported                                                         $                    (.38)
                                                                           =========================
Basic, pro forma                                                           $                    (.38)
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

         Revenues for the three months ended September 30, 2003 were $658,835 an increase of $236,052 or 55.8% from the three months ended June 30, 2003, principally due to an increase in sales volume. Revenues for the nine months ended September 30, 2003 total $1,426,758. We expect revenues to increase as our business develops. Losses for the three months ended September 30, 2003 were $457,312 a 30.2% improvement over the three months ended June 30, 2003 of $655,371. Losses for the nine months ended September 30, 2003 were $1,762,609. Cost of sales for the three months ended September 30, 2003 was $227,651 or 34.6% of revenues as compared to $148,965 or 35.2% for the three months ended June 30, 2003. For the nine months ended September 30, 2003 cost of sales was $482,284 or 33.8% of revenues.

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

         Accounts payable and accrued expenses at December 31, 2002 were $617,729. At September 30, 2003 accounts payable were $27,960 and accrued expenses were $460,663. The accrued expenses are mainly attributed to a tax lien of $400,000 assumed from a predecessor company. We have offered to settle this liability on payment terms to the Internal Revenue Service but have not yet received response.

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


Dated: November 18, 2003


                                              HEALTH SYSTEMS SOLUTIONS, INC.

                                              By: /s/ B. M. Milvain
                                                 -------------------------------
                                                 B. M. Milvain, President
                                                 (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on November 18, 2003.

         SIGNATURE                                TITLE
         ---------                                -----

/s/ B. M. Milvain                          President and Director
------------------------------------
B. M. Milvain

/s/ Susan Baxter Gibson                    Principal Accounting Officer
------------------------------------
Susan Baxter Gibson