Form 10KSB
period 2003-12-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2004-03-30
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-24681

                         HEALTH SYSTEMS SOLUTIONS, INC.

             (Exact name of registrant as specified in its charter)

              NEVADA                                   82-1513245
            ----------                                 ----------
    (State or other jurisdiction                     (IRS Employer
 of incorporation or organization)                 Identification No.)

               405 N. Reo Street, Suite 300, Tampa, Florida 33609
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (813) 282-3303
               ---------------------------------------------------
               Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  N/A        Name of each exchange on which registered:  N/A

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $2,069,758 for the 12
months ended December 31, 2003

The aggregate market value of Common Shares held by non-affiliates of the Registrant (343,140 shares), as of March 18, 2004, was $3,431.40.

The number of Common Shares outstanding on March 18, 2004, was 5,523,199.

Documents Incorporated By Reference: Not Applicable.

Transitional Small Business Disclosure Form (check one):  Yes [  ] No [X]

                         HEALTH SYSTEMS SOLUTIONS, INC.
                                   FORM 10-KSB
                                      INDEX


PART I            ..............................................................

     Item 1.      Business....................................................1

     Item 2.      Properties.................................................11

     Item 3.      Legal Proceedings..........................................11

     Item 4.      Submission of Matters to a Vote of Security Holders........12

PART II           ..............................................................

     Item 5.      Market for the Registrant's Common Stock, Related
                  Stockholder Matters and Small Business Issuer Purchases
                  of Equity Securities.......................................12

     Item 6.      Management's Discussion and Analysis or Plan of
                  Operations.................................................13

     Item 7.      Financial Statements.......................................16

     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting And Financial Disclosure........................17

     Item 8A.     Controls and Procedures....................................18

PART III          ..............................................................

     Item 9.      Directors and Executive Officers of the Registrant.........18

     Item 10.     Executive Compensation.....................................20

     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters.................21

     Item 12.     Certain Relationships and Related Transactions.............22


PART IV           ..............................................................

     Item 13.     Exhibits, Lists, and Reports on Form 8-K...................23

     Item 14.     Principal Accountant Fees and Services.....................25

SIGNATURES        ...........................................................26

                    CAUTIONARY NOTE REGARDING FORWARD-LOOKING
                           STATEMENTS AND RISK FACTORS

         This discussion in this annual report regarding Health Systems Solutions and our business and operations contains "forward-looking statements. "These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

         When used in this annual report on Form 10-KSB, "Health Systems Solutions," "the Company," "we," "our," and "us" refers to Health Systems Solutions, Inc. and our subsidiaries.

                                     PART I

Item 1.       Business

General


         Health Systems Solutions, Inc. ("the Company"), through its wholly-owned subsidiary, Healthcare Quality Solutions, Inc., a Florida corporation ("HQS") develops proprietary software that is accessed through the internet for use by home healthcare providers throughout the United States of America to assist in streamlining Federal and State reporting, data collection and submission, improve reimbursement rates, ensure regulatory compliance, and provide decision support data to improve clinical practice and patient outcomes. HQS commenced operations during late 2002. We price our services on a transaction fee and on a subscription fee basis. We currently have approximately 130 customers with over 500 sites.

          On October 22, 2002 we consummated an Agreement and Plan of Merger (the "Merger Agreement") with Provider Acquisition, LLC, a Florida limited liability company ("PAL") organized in June 2002. Certain of our principal stockholders were also parties to the Merger Agreement. Pursuant to the Merger Agreement, PAL was merged into our wholly-owned subsidiary, HQS, which survived as our wholly owned subsidiary. At the closing of the merger on October 24, 2002, the issued and outstanding units of PAL were surrendered in exchange for an aggregate of 2,142,857 shares of our common stock and the separate corporate existence of PAL terminated. Stanford Venture Capital Holdings, Inc., the majority interest holder of PAL, received 1,915,842 of the shares of common stock issued pursuant to the Merger Agreement. On the closing date of the Merger Agreement, the existing directors and officers of the Company resigned and new officers and directors were designated in accordance with the Merger Agreement.

         Our executive offices are located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609. Our telephone number is 813-282-3303. Our website is www.hqsonline.com.

         We were incorporated under the laws of the state of Idaho in June 1971. In 2001 we amended our articles of incorporation for the purposes of changing our state of incorporation to Nevada. During November 2002 we changed our name from Silver Key Mining Company, Inc. to Health System Solutions, Inc., to reflect the business operations of our acquired operating subsidiary.

Industry Overview

         Healthcare represents the largest portion of the United States economy and accounted for approximately $1.424 trillion in 2001, up from $1.310 trillion in 2000, resulting in a decade-high 8.7 percent increase in 2001. Health care is increasingly becoming a force in the nation's economy, jumping from 13.3 percent of the gross domestic product in 2000 to 14.1 percent in 2001, the largest increase since 1991.

         At $169 billion, the post-acute market is the fastest growing segment within healthcare. The post-acute market comprises many separate healthcare provider groups including: homecare; nursing homes; skilled nursing facilities
(SNF); inpatient and outpatient rehabilitation; hospice infusion therapy; assisted living facilities (ALF); continuing care retirement communities; adult day care; and others. Post-acute healthcare is very fragmented with approximately 10,000 homecare agencies, 17,000 nursing homes and skilled nursing facilities, 1,500 inpatient rehabilitation facilities and 3,000 hospice agencies.

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

         As of October 1, 2003, about 7,000 Medicare certified home health agencies were serving beneficiaries. Following a decline of about 3,000 agencies between 1998 and 2000, this number has been steady over the past several years.

         The home health segment has many ownership models including, but not limited to government-owned, hospital-based, private, public and non-for-profit. Homecare agencies range in size from a stand alone agency with 10 nurses and 50 patients with $500,000 in revenue to a large public entity with hundreds of sites, hundreds of nurses and thousands of patients with over $1 billion in revenue. The Company's customers range in annual revenue from $50,000 to $200 million.

The Homecare Market and The Balanced Budget Act of 1997 ("BBA")

         The BBA and the Centers for Medicare and Medicaid Services ("CMS") regulations that direct the BBA's implementation, represent a major shift in U.S. healthcare policy that is forcing an unprecedented demand for new data collection and data management. Under the BBA, the homecare provider is mandated to prove that the care delivered improves the patient's functional ability and to continually monitor healthcare protocols to identify "best practice". The new policy has shifted the focus from the historical retrospective, fee-for-service reimbursement to prospective reimbursement tied to patient outcomes. The mandates introduce reimbursement levels calculated in advance based upon the assessed needs of the patient. CMS calls the approach the Prospective Payment System ("PPS"). In the post-acute segment, implementation of these mandates was staggered over a three-year period. Nursing homes, skilled nursing facilities and home health agencies were the first affected. Inpatient rehabilitation facilities had until 2003 to respond to the mandates.

         In the wake of these changes, the number of Medicare beneficiaries using home healthcare decreased by about one million. Changes to the home health benefit - especially changes to the system of paying for home health - led to a rapid decline in use, and hence spending, after 1997. At its high point in 1997, Medicare spent $18 billion on home health services for beneficiaries. In 1998 Medicare home health spending decreased to $14 billion and in 1999 it decreased to $8 billion and remained at this level for 2000 and 2001. In 2002 Medicare spending on home health services increased to $10 billion, a $2 billion increase over to 2001 spending. As a sector, home health represented about 4 percent of total Medicare fee for service spending. Spending for home health services is composed entirely of program spending; beneficiaries have no cost sharing obligations for home health services. PPS specifies that large amounts of data be collected in a prescribed form, within stringent time limits and be submitted to the Federal Government for on-going analysis and reporting to consumers. The data required to be collected for homecare is known as the Outcomes Assessment Information Set ("OASIS").

Products

Description of Products

         Our products are designed to assist the homecare agency effectively manage its business under the emerging requirements of CMS' Prospective Payment System. Our products streamline the collection, correction and submission process for mandated OASIS data; improve reimbursement rates; improve cash flow; ensure regulatory compliance; and provide decision support to improve clinical practice. Our services are offered on a transaction fee and a subscription fee basis. Our products are marketed under the PPS Advantage name.

         PPS Collect is the umbrella name for a variety of methodologies by which a homecare agency's patient's OASIS assessment data can be submitted to our website. The offering includes faxing paper documents, uploading electronic files and keying data into an electronic form.

         PPS Editor provides on-line access to patient assessment data and performs the following:

o Enables homecare staff to view, edit and correct assessment data over the Web.

o Applies 400 CMS specified, clinical validity rules and over 50 PPS Smart Edits developed by our company. PPS Smart Edits are logical and intuitive edits that assist in ensuring the completion of correct and valid assessment data prior to transmission to the state survey agency.

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

         PPS Trans provides a single connection for the customer to our website that, in turn, provides communications links to various other locations.

         PPS Outcomes is designed to enable agencies to monitor their patient status compared to our national database that includes in excess of 2.0 million assessments. PPS Outcomes supports the CMS Outcomes Based Quality Improvement
(OBQI) process.

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

Sales and Marketing

         We sell our products and services through a direct sales organization located throughout the United States. We currently have four(4) Regional Sales Managers (RSM) located in Tampa FL, Jacksonville, FL, Phoenix AZ and Fox River Grove IL. An Account Manager based in Tampa supports the RSM.

         We pursue strategic relationships with other organizations supporting the homecare industry such as software vendors with complimentary products, publishers of documentation systems and consultants that provide clinical and financial guidance.

         The sales cycle for our services varies substantially from customer to customer and typically requires two to ten months.

Our Customers

         Our homecare customers include CMS-certified, private pay and commercial agencies located throughout the United States. We currently have approximately 130 customers with over 500 sites. These homecare companies include, but are not limited to, public entities, not-for-profit, government controlled, Visiting Nurse Associations and private for profit.

Product Development

         We develop our service applications based on requirement specifications produced by our Product Strategy Group. This group is comprised of clinicians and other domain experts (including regulatory). By maintaining regular contact with customers and experts in the field and tracking the regulatory activity of CMS, the Product Strategy Group determines our product direction and product feature requirements.

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

         Our system architecture is based on the widely accepted J2EE architecture that ensures "openness" and "scalability". This design and the centralized hosting approach facilitates managing and delivering changes and enhancements to the software and service.

         Applications are developed in JAVA. We use XML as our messaging layer facilitating interfaces with third-party solutions such as billing vendors. We have implemented a transaction traceability and event tracking capability to the User ID and Password level that enables effective reporting of access and modification to patient health information as required under HIPAA. Adopting a store and forward messaging technique allows application components to function independently while maintaining near real-time communications and high levels of system availability.

Operations

         Our Customer Service organization provides a variety of operational support to customers including a verification service that ensures the accuracy of automated Optical Character Recognition translation of hand-written patient assessment information to digital data, assistance with customer data communications, upload data to/from our website, transmitting customer's patient data to appropriate State Departments of Health, acquiring customer reports from CMS and posting these reports to our website for access by the customer and producing customer benchmark reports from our national database.

         Data Center Technical Services manages and supports the computer and communications infrastructure used by the Company's customers including Web services administration, communications administration, application administration, database administration, systems administration and LAN administration.

         Our products are critical to the operation of our customers and therefore require a high level of service availability. To minimize the risk to the customer, we have our servers that support customer and customer service activities installed in a secure facility managed by Qwest Communications that includes redundant power and air conditioning, redundant Internet connections and redundant telecommunications.

Competition

         The market for healthcare information systems is intensely competitive. The competitive factors affecting the market for our services include: vendor and product reputation, reliability of the service, availability of products on preferred computer and communications platforms, scalability, integration with other applications, functionality and features, ease-of-use, quality of support, documentation and training, product quality and performance, product innovation, price and the effectiveness of marketing and sales efforts.

         Certain of our competitors in the homecare market segment, such as McKesson Corporation, Siemens A G, Eclipsys Technologies Corporation and Keane, Inc. have significantly greater financial, technical, research and development and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sales and support of their products than our company. In addition, consolidation in the healthcare information systems industry may permit our competitors to have access to increased financial and administrative resources, greater technological capabilities and to realize other operational efficiencies and competitive advantages. Moreover, purchasers may prefer to buy computer systems from a single source provider. Because we focus exclusively on assisting the homecare company manage under the Prospective Payment System (as opposed to scheduling or billing systems), we cannot serve as the sole source of computer software for homecare organizations.

Proprietary Rights and Licenses

         We depend significantly upon proprietary technology. We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures and nondisclosure and other contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We believes that, because of the rapid pace of innovation within the computer software industry, factors such as the technological and creative skills of its personnel, frequent product enhancements and reliable service delivery and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of our technology.

         We distribute our products under services agreements that grant a customer a nonexclusive right to use our services for the customer's internal operation by designated users at designated sites. The service agreements may require us make arrangements for hot standby systems or to deposit the source code and data necessary to deliver our services in an escrow that may be accessed by the customer in the event of our Company's liquidation, dissolution or bankruptcy, or if we fail to cure a material breach of contract.

Governmental Regulation

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers. Many federal and state legislators have announced that they intend to propose programs to reform the United States healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates, revise regulatory requirements and otherwise change the environment in which providers operate. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including investments in our products and related services.

Health Insurance Portability and Accountability Act of 1996 ("HIPAA")

         HIPAA establishes rules, regulations and penalties for ensuring the privacy of patient health information. In addition, HIPAA requires standards for the electronic interchange of healthcare and claims data. Though HIPAA will affect all aspects of all healthcare providers' operations, the greatest impact will be in the information technology area. The patient health information privacy phase of HIPAA went into effect in April 2003 and the standards for electronic interchange went into effect in October 2003. Conforming to the requirements is a difficult and expensive task. The preliminary document from CMS outlining the regulations exceeds 250 pages.

         We have taken various steps to comply with HIPAA. Employees have been educated on the law's effects and a policy and procedure manual has been developed. We have appointed a privacy officer and a compliance officer whose duties include:

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

o        Providing guidance for Product Management

o        Managing education and training

o        Managing and ensuring sanctions for failure to comply

o Monitoring and reviewing all system-related information security plans to ensure compliance

         We have also updated its process for customers to sign onto the Web site by assigning individual passwords to each authorized user at customer sites.

         It is difficult to assess the costs related to HIPPA compliance because these are sweeping changes for which we have no historical experience. Overall, costs of implementation and risk management may be significant as policy and process development is based on extensive assessment, staff training, IT solution purchases and ongoing compliance evaluation. There will be continuing costs to ensure compliance with the law over time.

Continued Acquisition Strategy

General

         Management intends to continue to investigate research and, if justified, acquire or merge with one or more businesses or business opportunities. We will not limit itself to healthcare information system industry or similar industries. Management cannot predict the nature of any potential business opportunity it may ultimately consider. We currently have no commitment or arrangement, written or oral, to participate in any other business opportunity.

Business Opportunities

         We intend to limit our search to acquisition targets similar or complementary to our current business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate.

Evaluation

         Our management intends to use various resources in the search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals.

         If we identify a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them.

         In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to our company, our current operations and our shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

         Because we have not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

         We presently cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, our respective needs and desires and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation.

         In the event we successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution and there may be a change in control of our company. Most likely, the owners of the business opportunity which we acquire or merge with will acquire some control of our company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of our shareholders.

         Although not presently anticipated, there is a possibility that we could sell or spin off our current operating subsidiary. In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of our current operations.

         In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. We have not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon our negotiations and the appropriate business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid.

Rights of Shareholders

         It is presently anticipated by management that prior to consummating a possible acquisition, merger, or other business combination, our company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. However, our board of directors will have the discretion to consummate a business combination without shareholder approval if permissible under the laws of the State of Nevada and the laws of the state in which the other entity resides.

Employees

         At December 31, 2003, we had 51 full time employees, including: 8 in sales; 10 in product management, education and implementation; 17 in operations and customer service; 11 in software development; and 5 in administrative and finance positions. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.

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

         Our continued operating losses have contributed to the deterioration of our cash position. We expect that cash on hand as of the date of the filing of this annual report will only be sufficient to fund our operations until April 2004. As a result, we have requested proposals for additional financing from our principal stockholders, including possible equity or debt issuances. No such proposals have been received as of the date of this annual report. We cannot assure you concerning the amount and nature of dilution resulting from any such transactions. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations. In such event, the shares of our common stock may cease to have any value.

         We have a history of operating losses in our healthcare management business and have incurred significant net losses since our inception. For the fiscal year ending December 31, 2003 and the period from June 28, 2002 (date of inception) through December 31, 2002 we incurred net losses totaling $2,664,949 and $8,403,138. At December 31, 2003 and 2002 respectively we had an accumulated deficit of $11,068,086 and $8,403,138. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section.

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

         Our prospects for success will depend on our ability to successfully sell our products to key healthcare providers that may be inhibited from doing business with us because of their commitment to other technologies and products or because of our relatively small size.

If we fail to properly manage our growth, our business and results of operations would be harmed.

         We expanded our operations in anticipation of healthcare providers' requirements to comply with HIPAA. Additionally, we must continue to develop and expand our systems and operations as the number of healthcare providers installing our products and requiring our ongoing services increases. The pace of our anticipated expansion, together with the level of expertise and technological sophistication required to provide implementation and support services, demands an unusual amount of focus on the operational needs of our future customers for quality and reliability, as well as timely delivery of information and support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources.

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

         Since inception, we have financed all of our operations through private equity financings, third party loans and limited cash flow from operations. Although recent cash flow from operations and the funds raised through our recent private financing sales of Series B Preferred Stock to Stanford Venture Capital Holdings, Inc. have been sufficient for our immediate needs, we anticipate that we will be required to raise additional capital in order to operate according to our business plan. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our shareholders. We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products to customers, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

Competition in the healthcare information systems industry is intense and the technology is changing rapidly.

         Many companies are engaged in research and development activities relating to our range of products. The market for healthcare information systems is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products. Our competitors in the field include: McKesson Corporation, Mysis, Patient Care Technology (PCTC), Siemens A G, Eclipsys Technologies Corporation and Keane, Inc., among others. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, sales, service, and marketing. We anticipate increased competition in the future as new companies enter the market in response to recent HIPAA regulations. Our systems may be rendered obsolete or uneconomical by advances or entirely different approaches developed by one or more of our competitors.

We have limited protection over our intellectual property rights.

         Our success depends on our ability to sell products and services for which we may not have intellectual property rights. We rely upon a combination of license agreements, confidentiality procedures, employee and customer nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of its proprietary information. We also rely on trademark and copyright laws to protect our intellectual property. We have not initiated a patent program. As a result, we may not be able to protect against misappropriation of our intellectual property.

         In addition, we could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of our software solutions and services overlaps with competitive offerings. These claims, even if not meritorious, could be expensive to defend. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the software solutions that contain the infringing intellectual property.

The loss of significant customers could adversely affect our business.

         We had two customers who accounted for 40.8% of our revenue for the year ended December 31, 2003. Amedisys, L.L.C. accounted for 28.5% and Personal
- Touch Home Care, accounted for 12.3%, of our revenue for the year ended December 31, 2003. The loss of either of these customers could materially affect our business.

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

         Stanford owns or controls approximately 87% of our voting securities. This stockholder is able to influence the outcome of stockholder votes, including votes concerning: the election of directors; amendments to our charter and by-laws; and the approval of significant corporate transactions like a merger or sale of our assets. This controlling influence could have the effect of delaying or preventing a change in control, even if many of our stockholders believe it is in their best interest.

         We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common stockholders. Our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

         Our charter permits our board of directors to issue up to 15,000,000 shares of preferred stock without shareholder approval. Currently there are 1,880,341 shares of our Series A Preferred Stock and 2,500,000 of our series B Preferred Stock issued and outstanding. This leaves 10,619,659 shares of preferred stock available for issuance at the discretion of our board of directors. These shares, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and Nevada law could make it more difficult for a third party to acquire us, even if many of our stockholders believe it is in their best interest.

Item 2.    Description of Property

         As of December 31, 2003 our facilities, including our principal executive offices, are located at 405 N. Reo Street, Suite 300, (13,617 square feet), Tampa, Florida 33609. We currently lease this facility for approximately $20,000 per month. The lease was signed on July 3, 2003 and is in effect though January 31, 2009.

Item 3.    Legal Proceedings

         There are presently no material pending legal proceedings to which our company or our subsidiary is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against our company are contemplated or threatened.

Item 4.    Submission of Matters to a Vote of Security Holders

         On May 2, 2003, our board of directors voted unanimously to authorize and recommend, and holders of a majority of our voting stock consented to: (1) an increase in the number of shares of common stock we are authorized to issue from 20,000,000 to 150,000,000 shares and an increase in the number of preferred shares we are authorized to issue from 5,000,000 shares to 15,000,000 shares through an amendment of our articles of incorporation; and (2) the implementation of our 2003 Management and Director Equity Incentive and Compensation Plan.

                                     PART II

Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         Our common shares are traded on the OTC Bulletin Board ("OTCBB") under the symbol "HSLU." Our common shares commenced trading on the OTCBB on June 3, 2002. Prior to June 3, 2002, we were not aware of any established trading market for our securities. The prices set forth below reflect the range of high and low sale prices per share in each of the quarters of fiscal 2003 as reported by the OTCBB. There has been no trading activity for our common stock since it became eligible for trading on the OTCBB.

                                      2003       2003           2002     2002
                                      High       Low            High     Low

   First Quarter                      $0.01      $0.01          $0.01    $0.01
   Second Quarter                     $0.01      $0.01          $0.01    $0.01
   Third Quarter                      $0.01      $0.01          $0.01    $0.01
   Fourth Quarter                     $0.01      $0.01          $0.01    $0.01

         As of March 1, 2004, there were 63 holders of record of our common stock. The closing sales price for the common stock on March 18, 2004 as reported on the OTCBB was $.01. Our shares are not DTC eligible.

A special note about penny stock rules

         Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause less broker- dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

Dividend Policy

         We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends on our common stock will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Related Stockholder Matters

         During April 2003, we designated 2,500,000 shares of preferred stock as Series B. The Series B has ten votes per share and votes together with the common stock and Series A preferred stock on all matters submitted for a vote. Pursuant to a Securities Purchase Agreement dated April 30, 2003, Stanford Venture Capital Holdings, our majority stockholder, agreed to make an aggregate investment of $2,000,000 in our company at monthly intervals between May 2003 and December 2003. At December 31, 2003, our majority stockholder had purchased a total of 2,500,000 shares of the Series B preferred stock for an aggregate $2,000,000.

         As additional consideration under the Securities Purchase Agreement, we agreed to reprice the exercise price of the 1,880,342 Common Stock Purchase Warrants issued to Stanford pursuant to the Securities Purchase Agreement dated October 16, 2002, by and among our company, certain of our stockholders and Stanford Venture Capital Holdings. Pursuant to an Instrument of Warrant Repricing, each share of our common stock represented by the Warrants shall be exercisable at $0.001 per share. The Warrants were exercised on May 12, 2003 and the Warrant holders received 1,880,342 shares of our common stock. The shares of common stock issued pursuant to the exercise of the Warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock issued pursuant to the exercise contain a legend restricting their transferability absent registration or applicable exemption. The Warrant holders had information concerning our company and had the opportunity to ask questions concerning our company.

Item 6.    Management's Discussion and Analysis or Plan of Operations
         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Forward-Looking Statements

         This Management's Discussion and Analysis or Plan of Operations contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as "expects," "anticipates," "targets," "goals," projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from what those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below as well as in the Risk Factors section in Part I, Item 1 above and in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-KSB, 10-QSB, and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

         We develop and provide assistance to the health care industry in managing their business through HQS, our wholly-owned subsidiary. HQS was formed on October 15, 2002. HQS was incorporated for the purpose of facilitating the merger with PAL, which was organized in June 2002. Pursuant to the terms of the Merger Agreement, PAL was merged with HQS and HQS survived as our wholly-owned subsidiary. The merger was accounted for as a "reverse merger," wherein the former interest holders of PAL acquired a majority of the controlling interest (58%) of the common stock of our company. Prior to the merger, we were considered a development stage company and had no assets or capital and no significant operations or income. As such, we are unable to provide any meaningful comparisons of historical operations.

Recent Accounting Pronouncements

         In December 2003 the FASB issued FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, that improves financial statement disclosures for defined benefit plans. The project was initiated by the FASB earlier this year in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. The change replaces existing FASB disclosure requirements for pensions. In an effort to provide the public with better and more complete information, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. These disclosures will provide investors with greater visibility into plan assets and a clearer picture of cash requirements for benefit payments and contributions to fund pension and other postretirement benefit plans. We do not have a pension fund and therefore do not expect to be impacted by Statement No. 132 or be required to make any additional disclosures.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. We are in the process of assessing the effect of SFAS 149 and does not expect the adoption of this statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on our financial position or results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 is not expected to have a material effect on our company's financial position or results of operations.

         Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Critical Accounting Policies

         Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in applying the requirements of certain accounting standards as well as selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different estimates reasonably could have been used in the current period, which could have a material impact on the presentation of our company's financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with our auditors. The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

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

Revenue Recognition

         We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. We use an Internet-based Application Service Provider model to deliver our services to our post-acute healthcare customers. In instances where the customer specifies final acceptance of the system or service, revenue is deferred until all acceptance criteria have been met. We price these services on a transaction fee and on a subscription fee basis. The revenues from healthcare software and service subscriptions are earned ratably over the period of the respective agreement, generally one year. Cash payments received in advance or at beginning of a contract are recorded as deferred revenue. Transaction fee based revenues are recognized in the period it occurs.

         We currently recognize cancellations, allowances or discounts as they occur. This practice is based on factors that include, but not limited to, historical cancellations and analysis of credit memo activities. Should our actual cancellations, allowances or discounts exceed our estimates, additional provisions against revenue would result.

Results of Operations

         Revenues for the year ended December 31, 2003 were $2,069,758. Revenues from inception of our operating subsidiary through December 31, 2002 were $320,302. Sales have steadily increased since the inception of HQS.

         Cost of sales for the year ended December 31, 2003 and the period from inception of HQS through December 31, 2002 respectively were $738,626 and $110,418 or 35.7% and 34.5% of revenues. Management expects that costs of sales will remain consistent with revenues.

         Operating Expenses for the year ended December 31, 2003 and the period from inception of HQS through December 31, 2002 respectively totaled $3,996,081 and $8,613,022. The majority of operating expenses during the year ended December 31, 2003 were due to selling and marketing expenses ($1,308,610); research and development expenses ($883,519); and general and administrative expenses ($1,219,265). The majority of operating expenses from inception of HQS through December 31, 2002 was due to the impairment of good will by PAL ($6,954,927). The write off is a non-recurring expense. The remaining operating expenses during from inception of HQS through December 31, 2002 were principally due to general and administrative expenses ($1,060,608) and selling and marketing expenses ($267,748).

         The majority of the general and administrative expenses are due to our recent reorganization (acquisition of PAL) and the costs associated with the development of our operating subsidiary. Management believes that these operating expenses will decrease. Management believes that selling and marketing expenses will remain consistent as we expand our operations.

         As indicated above, research and development expenses (shown net of capitalized development costs) were $883,519 for the year ended December 31, 2003. From inception of HQS through December 31, 2002 research and development costs were $157,516. The majority of research and development expense since inception of HQS are due to salaries for software developers. Management expects that these expenses will continue to increase, as we continue to develop our products.

         Losses from operations before interest, taxes, depreciation and amortization and before the write-off of impaired goodwill for the year ended December 31, 2003 and from inception of HQS through December 31, 2002, respectively, were $2,080,262 and $1,275,988.

Liquidity and Capital Resources

         Cash at December 31, 2003 and 2002 respectively was $171,728 and $249,261. At December 31, 2003 and 2002 respectively, we had total stockholders' equity of $1,236,438 and $899,505. During the year ended December 31, 2003, we received proceeds from two securities purchase agreements with Stanford for our Series A preferred stock and Series B preferred stock in the approximate amount of $3,000,000. Subsequent to December 31, 2003, we have received no additional funding from Stanford.

         We have incurred an accumulated deficit at December 2003 of $11,068,086 compared to $8,403,138 at December 31, 2002. We have negative working capital at December 31, 2003 of $63,112 compared to $526,937 at December 31, 2002. We have incurred net operating losses for the year ending December 31, 2003 and the period from June 28, 2002 (date of inception of HQS) through December 31, 2002 in the amount of $2,664,949 and $8,403,138, respectively. Although our operating revenue has increased by 546%, it has not yet established an ongoing source of revenues sufficient to cover our operating costs which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon us obtaining adequate capital to fund losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations (See "Risk Factors" section).

         Accounts receivable at December 31, 2003 and 2002 respectively were $448,038 and $113,204; the 2003 balance is primarily due from six customers whose collective balances total $304,085.

         Deposits and other net assets at December 31, 2003 and 2002 respectively were $1,409,234 and $1,561,787, primarily due to net property and equipment of $1,313,728 and $1,459,975, which consist principally of $964,988 and $1,386,108 of net internally developed software.

         Accounts payable and accrued expenses at December 31, 2003 and 2002 were $619,917 and $617,729. The payables are mainly attributed to a tax lien of $400,000 assumed from a predecessor company. We are currently negotiating the final settlement and payment terms with Internal Revenue Service and the outcome of these negotiations cannot be determined at this time.

         We anticipate that cash requirements will continue to increase as we continue to expend substantial resources to build our infrastructure, develop our business plan, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate that available cash resources and cash generated from operations and private financing will be sufficient to meet presently anticipated working capital and capital expenditure requirements for the next 45 days. As of December 31, 2003, there were no commitments for long-term capital expenditures.

         Our continued operating losses have contributed to the deterioration of our cash position. We expect that cash on hand as of the date of the filing of this annual report will only be sufficient to fund our operations until April 2004. As a result, we have requested proposals for additional financing from our principal stockholders, including possible equity or debt issuances. No such proposals have been made as of the date of this annual report. We cannot assure you concerning the amount and nature of dilution resulting from any such transactions. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations. In such event, the shares of our common stock may cease to have any value.

Customer Concentration

         We have two customers which accounted for 28.5% and 12.3% of our revenue for the year ended December 31, 2003.

Item 7.    Financial Statements

         Our financial statements and the related notes are set forth commencing on page F-1 attached hereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Health Systems Solutions, Inc.

         We have audited the accompanying balance sheet of Health Systems Solutions, Inc. and Subsidiary, as of December 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Systems Solutions, Inc. and Subsidiary, as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that Health Systems Solutions, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of approximately $11,100,000 at December 31, 2003 and a net loss for the year ended December 31, 2003 of approximately $2,700,000 and had negative working capital at December 31, 2003 of approximately $100,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ Sherb & Co., LLP
                                                   Sherb & Co., LLP.
                                                   Certified Public Accountants

New York, New York
March 16, 2004

                          Independent Auditors' Report


To the Stockholders' and the Board of Directors of Health Systems Solutions, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Health System Solutions, Inc. and Subsidiary (the "Company") for the period from June 28, 2002 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above of Health Systems Solutions, Inc. and Subsidiary present fairly, in all material respects, the results of their consolidated operations and their cash flows for the period from June 28, 2002 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Rogoff & Company, PC

New York, New York
February 28, 2003, except for the last sentence in the first paragraph of Note
 8, as to which the date is March 13, 2003

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS

Current assets:
  Cash                                                           $    171,728
  Accounts receivable, net of allowance
   for doubtful accounts of $5,000                                    448,038
  Prepaids and other current assets                                    72,522

       Total current assets                                           692,288

  Property and equipment, net of accumulated depreciation
   and amortization of $665,163                                     1,313,728

  Security deposits                                                    22,984
                                                                 -------------
                                                                 $  2,029,000
                                                                 =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
  Current portion of capital lease obligation                    $     12,025
  Accounts payable                                                     29,305
  Accrued expenses                                                    590,612
  Deferred revenue                                                    120,820
  Customer deposits                                                     2,638
                                                                 -------------
       Total current liabilities                                      755,400

 Capital lease obligation, net of current portion                      37,163
                                                                 -------------
                                                                 $    792,563
                                                                 =============
 Stockholders' Equity:
  Preferred Stock; 15,000,000 authorized;
   Series A $1.17 Convertible; 1,880,341 shares
    authorized issued and outstanding                               2,107,863
   Series B $.80 Convertible; 2,500,000 shares
    authorized issued and outstanding                               2,000,000
   Common Stock; $.001 par value; 150,000,000 shares
    authorized; 5,523,199 shares issued and outstanding                 5,523
   Additional paid-in capital                                       8,191,137
   Accumulated deficit                                            (11,068,086)
                                                                  ------------
       Total Stockholders' Equity                                   1,236,437
                                                                  ------------
                                                                  $ 2,029,000
                                                                  ============
















         See accompanying notes to the consolidated financial statements.

                 HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                            For the Year                  For the Period
                                          Ended December 31,          June 28, 2002 (Inception)
                                                 2003                through December 31, 2002
                                          ------------------         --------------------------
 Net sales                                $       2,069,758          $             320,302,758
 Cost of sales                                      738,626                            110,418
                                          ------------------         --------------------------
    Gross profit                                  1,331,132                            209,884
                                          ------------------         --------------------------
 Operating expenses
    Selling and marketing                         1,308,610                            267,748
    Research and development                        883,519                            157,516
    General and administrative                    1,219,265                          1,060,608
    Depreciation and amortization                   578,078                            168,459
    Impairment of goodwill                             -                             6,954,927
    Interest                                          6,609                              3,764
                                          ------------------         --------------------------
    Total  operating expenses                     3,996,081                          8,613,022
                                          ------------------         --------------------------
 Net loss                                 $      (2,664,949)         $              (8,403,138)
                                          ==================         ==========================

 Basic and Diluted net loss per share     $           (0.55)         $                   (2.31)
                                          ==================         ==========================
 Basic and Diluted weighted average
  shares outstanding                              4,848,337                          3,642,857
                                          ==================         ==========================

















        See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE PERIOD JUNE 28, 2002 (Inception)
                            THROUGH DECEMBER 31, 2003

                                                                                  Additional                    Total
                                      Preferred Stock           Common Stock       Paid-in    Accumulated     Stockholders'
                                     Shares     Amount       Shares     Amount     Capital      Deficit         Equity
                                  ----------  -----------  ----------  --------  -----------  -------------  -------------
Balance, June 28, 2002                  -     $     -       1,025,202  $ 1,025   $    3,065   $      -       $      4,090

 Issuance of Common Stock for
   acquisition                          -           -       2,617,655    2,618    8,095,935                     8,098,553

 Issuance of Series A Convertible
   Preferred Stock                 1,025,640   1,200,000                                                        1,200,000

 Net Loss                               -           -            -        -            -        (8,403,138)    (8,403,138)
                                  ----------  -----------  ----------  --------  -----------  -------------  -------------
 Balance, December 31, 2002        1,025,640   1,200,000    3,642,857    3,643    8,099,000     (8,403,138)       899,505

 Issuance of Series A Convertible    854,701     907,863         -        -          92,137           -         1,000,000
   Preferred Stock

 Issuance of Series B Convertible  2,500,000   2,000,000         -        -            -              -         2,000,000
   Preferred Stock

 Issuance of Common Stock by the
   exercising of warrants               -           -       1,880,342    1,880         -              -             1,880

 Net Loss                               -           -            -        -            -        (2,664,948)    (2,664,948)
                                  ----------  -----------  ----------  --------  -----------  -------------  -------------
 Balance December 31, 2003         4,380,341  $4,107,863    5,523,199  $ 5,523   $8,191,137   $(11,068,086)  $  1,236,438
                                  ==========  ===========  ==========  ========  ===========  =============  =============













        See accompanying notes to the consolidated financial statements.

                 HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           DECEMBER 31, 2003 AND 2002


                                                      For the Year             For the Period
                                                   Ended December 31,     June 28, 2002 (Inception)
                                                         2003             through December 31, 2002
                                                   ------------------     --------------------------
Cash flows from operating activities:

  Net loss                                         $      (2,664,949)                    (8,403,138)

  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                            576,433                        168,459
    Impairment of goodwill                                      -                         6,954,927
  Changes in operating assets and liabilities:
    Accounts receivable                                     (334,834)                        41,237
    Notes receivable                                          54,400                         25,600
    Royalties and referral fees receivable                   (11,300)                          -
    Prepaid expenses                                         (29,464)                       (13,656)
    Security deposits                                         (7,330)                          -
    Accounts payable                                        (157,228)                        99,810
    Accrued expenses                                         159,416                        (41,443)
    Deferrred revenue                                       (224,849)                       (92,462)
    Customer deposits                                          1,149                          1,490
                                                   ------------------     --------------------------

Net cash used in operating activities                     (2,638,556)                    (1,259,176)
                                                   ------------------     --------------------------

Cash flow from investing activities:
  Purchase of property and equipment                        (430,186)                      (170,493)
  Purchase of business                                          -                          (261,515)
                                                   ------------------     --------------------------

Net cash used in investing activities                       (430,186)                      (432,008)
                                                   ------------------     --------------------------

Cash flow from financing activities:
  Repayment of capital lease obligation                      (10,671)                        (4,876)
  Proceeds from the issuance of
   Series A Preferred Stock                                1,000,000                      1,200,000
  Proceeds from the issuance of
   Series B Preferred Stock                                2,000,000                           -
  Proceeds from the issuance of equity                         1,880                        745,321
                                                   ------------------     --------------------------

Net cash provided by financing activities                  2,991,209                      1,940,445
                                                   ------------------     --------------------------

Increase (decrease) in cash                                  (77,534)                       249,261

Cash, beginning of period                                    249,261                           -
                                                   ------------------     --------------------------

Cash, end of year                                  $         171,728      $                 249,261
                                                   ==================     ==========================

Cash paid during the year for interest expense     $           6,609      $                   3,764
                                                   ==================     ==========================

Supplemental disclosures of noncash investing
 and financing activities:
  Conversion of debt to equity                     $            -         $               7,357,322
                                                   ==================     ==========================
  Purchase of property and eequipment through
   capital lease                                   $            -         $                 (64,735)
                                                   ==================     ==========================
  Business Acquired
    Fair value of assets acquired                  $            -         $               8,616,330
    Consideration paid                                          -                          (261,515)
                                                   ------------------     --------------------------
    Liabilities assumed in connection with
     the acquisition                               $            -         $               8,354,815
                                                   ==================     ==========================





        See accompanying notes to the consolidated financial statements.

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


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

On September 17, 2002 Provider Acquisition, LLC ("PAL"), which was formed in the State of Florida on June 28, 2002, acquired certain assets of Provider Solutions Corp. ("PSC") for $250,000 in cash, subject to certain liabilities. Total consideration paid has been allocated as follows:

         Current Assets                                      $          357,820
         Goodwill                                                     6,838,135
         Fixed Assets                                                 1,393,206
         Other Assets                                                    15,654
         Accounts Payable and Accrued Expenses                         (557,362)
         Assumed servicing costs                                       (438,131)
         Secured Debt                                                (7,357,322)
         Other Liabilities                                               (2,000)
                                                             -------------------

         Purchase price                                      $          250,000
                                                             ===================

This acquisition created $6,954,927 of purchased goodwill that includes other excess costs of approximately $116,800. As of September 17, 2002 PAL determined that this goodwill was impaired and subsequently wrote off the entire balance.

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

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


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

2.  Liquidity

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from June 28, 2002 (date of inception) through December 31, 2003 of approximately $11,100,000. The Company incurred a net loss for the period from January 1, 2003 through December 31, 2003 of approximately $2,700,000 and had negative working capital at December 31, 2003 of approximately $100,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include
(1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.


3.  Summary of Significant Accounting Policies

Basis of presentation and consolidation: The accompanying consolidated financial statements which present the results of operations of HSS and its wholly owned subsidiary, HQS. All material intercompany transactions and accounts have been eliminated in consolidation.

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

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


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

Concentration of credit risk: Concentrations of credit risk with respect to trade receivables are limited to customers dispersed across the United States of America. All trade receivables are concentrated in the healthcare segment of the economy; accordingly the Company is exposed to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the healthcare industry.

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

Advertising costs: The Company expenses all advertising costs as incurred. Advertising costs for the period from January 1, 2003 through December 31, 2003 were $69,837 and for the period form June 28, 2002 (date of inception) to December 31, 2002 were $10,153, and are included in selling and marketing expense in the accompanying consolidated statement of operations.

Research and development costs: The Company expenses all research and development expenses not capitalized per FSAS 86 (See "Software development costs" on prior page), which consist of payroll and other related costs, as incurred.

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


3.  Summary of Significant Accounting Policies - continued
Cash and Cash Equivalents: The Company considers all highly liquid short-tem investments, with a remaining maturity of three months or less when purchased, to be cash equivalents.

Computation of net income (loss) per share: The Company presents basic earnings
(loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net income
(loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of Series A $1.17 Convertible Preferred Stock and Series B $.80 Convertible Preferred Stocks. Dilutive earnings per share is not shown as the effect is antidilutive.

Financial instruments: The carrying amounts of financial instruments, including cash, accounts receivable, prepaid expenses, customer deposits, accounts payable, accrued expenses and deferred revenue approximate fair value as of December 31, 2003, due to the relatively short maturity of the instruments. The capital lease obligation approximates fair value based upon debt terms available to company's under similar terms. The Series A $1.17 Convertible Preferred Stock and Series B $.80 Convertible Preferred Stock are specialized instruments that makes it impractical to determine the fair value without incurring excessive cost.

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

         Recent accounting pronouncements: In December 2003 the FASB issued FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, that improves financial statement disclosures for defined benefit plans. The project was initiated by the FASB earlier this year in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. The change replaces existing FASB disclosure requirements for pensions. In an effort to provide the public with better and more complete information, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. These disclosures will provide investors with greater visibility into plan assets and a clearer picture of cash requirements for benefit payments and contributions to fund pension and other postretirement benefit plans. We do not have a pension fund and therefore do not expect to be impacted by Statement No. 132 or be required to make any additional disclosures.


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

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


4. Property and Equipment: Property and equipment consist of the following:

                                                            December 31, 2003
------------------------------------------------------------------------------
                                                              ($ In Thousands)

   Office equipment                                            $          213
   Purchased computer software                                             86
   Internally developed software                                        1,528
   Furniture and Fixtures                                                  30
   Leasehold Improvements                                                 122
                                                                --------------
                                                                        1,979

   Less accumulated depreciation and amortization                         665
                                                                --------------
      Total                                                     $       1,314
                                                                ==============


4.  Property and Equipment - continued

Amortization expense for internally developed software for the periods from June 28, 2002 (date of inception) through December 31, 2002 and January 1, 2003 through December 31, 2003 the Company was $76,229 and $486,964 respectively.

The unamortized balance of internally developed software was $1,528,182 at December 31, 2003.

During the period ended December 31, 2002 the Company entered into a capital lease for $64,735 to acquire office equipment. For the periods from June 28, 2002 (date of inception) through December 31, 2002 and January 1, 2003 through December 31, 2003 the Company recorded depreciation of $6,474 and $12,947 respectively.

5.  Accrued Expenses

Accrued expenses include a liability to the Internal Revenue Service from a prior business acquisition amounting to $400,000 at December 31, 2003. The Company is currently negotiating the final settlement and payment terms with the Internal Revenue Service and the outcome of these negotiations cannot be determined at this time.

6.  Income Taxes

For the period from June 28, 2002 (date of inception) through December 31, 2003 the Company incurred a net operating loss for income tax reporting of approximately $3,871,000. The net operating loss expires in the year 2023. The Company recorded a 100% valuation allowance on its deferred tax asset since it is more likely than not that their benefit will not be realized in the future.

The significant components of the Company's deferred tax asset as of December 31, 2003 are as follows:

Operating loss carryforward                                      $  1,471,000
Goodwill written off for financial purposes                         2,437,000
Valuation allowance                                                (3,908,000)
                                                                 -------------

Total deferred tax asset                                         $       -
                                                                 =============

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


7.  Capital Lease Obligation

The Company has entered into a capital lease for certain office equipment. Obligations under the capital lease have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments, discounted at an interest rate of 12%.

Future minimum payments under capital lease obligation are as follows at December 31, 2003:

Fiscal Year                                                    Amount
---------------------------------------------------------------------------
2004                                                        $     17,280
2005                                                              17,280
2006                                                              17,280
2007                                                               8,640
                                                            -------------

Total future payments                                             60,480
Less amount representing interest                                 11,292
                                                            -------------

Present value of future payments                                  49,188
Less current portion                                              12,025
                                                            -------------
                                                            $     37,163
                                                            =============

8.  Equity Transactions

Series A $1.17 Convertible Preferred Stock and Warrants

Pursuant to a Securities Purchase Agreement dated October 22, 2002, the majority stockholder agreed to make an aggregate investment of $2,200,000 in the Company at monthly intervals between October 2002 and March 2003. For this investment, the majority stockholder acquired 1,880,342 shares of the Company's Series A $1.17 Convertible

Preferred Stock (the "Series A") (subject to anitdilution) and 1,880,342 Warrants to purchase an equal number of the Company's common stock. The Series A is convertible into common stock upon the earlier of the date specified by vote or written consent or agreement of holders of at least two-thirds of the then outstanding shares of the Preferred Stock or upon the closing of a qualified public offering, as defined in the Agreement. The Series A can be converted into shares of the Company's common stock at $1.17 per share. The Preferred Stock has ten votes per share and votes together with the common stock on all matters submitted for a vote. In the event of liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of the common stock, an amount equal to the stated value, $1.17 per share. As additional consideration under the Purchase Agreement dated April 30, 2003, the Company repriced the conversion price of the Warrants from $1.17 per share to $.001 per share. On May 12, 2003, the 1,880,342 Warrants were exercised at $.001 and converted into 1,880,342 shares of common stock.

Series B $.80 Convertible Preferred Stock
Pursuant to a Securities Purchase Agreement dated April 30, 2003, the majority stockholder agreed to make an aggregate investment of $2,000,000 in the Company at monthly intervals between May 2003 and December 2003. For this investment, the majority stockholder acquired 2,500,000 shares of the Company's Series B $.80 Convertible Preferred Stock (the "Series B") (subject to antidilution). $92,137 of the Series B purchases has been attributed to the fair value of the repriced Series A Warrants and included in additional paid in capital. Each share of the Series B shall be convertible into five shares of common stock with an initial conversion price of $.16 per share. The Series B has ten votes per share and votes together with the common stock and Series A on all matters submitted for a vote. In the event of liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series B shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of the common stock, an amount equal to the stated value, $.80 per share.

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

On May 2, 2003 the Board of Directors authorized, and the stockholders approved, increasing the Company's common stock from 20,000,000 to 150,000,000 shares and increasing the Preferred Stock from 5,000,000 to 15,000,000 shares.

9. Contingencies

Operating Leases
The Company leases its office space in Tampa, Florida. Rent expense totaled $187,007 for the period from January 1, 2003 through December 31, 2003 and is included in general and administrative expenses in the accompanying consolidated financial statements. The Company also leases certain pieces of office and communication equipment as well as a co-location site for its application and data base servers. The Company's lease for its office space has a duration through January 31, 2009 with monthly payments approximating $20,000.

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


11.  Stock Based Compensation

During the first quarter of 2003, the Company adopted, effective January 1, 2003, the provision of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123. For the period from January 1, 2003 through December 31,2003, the Company did not grant any awards.


12. Concentrations

Cash
The Company maintains cash balances with commercial financial institutions which at times, may exceed the FDIC insured limits of $100,000. Management has placed these funds in high quality institutions in order to minimize the risk.

Accounts receivable
The Company's largest customers represents 28.3% of the Company's accounts receivable at December 31, 2003.

Revenue
The Company had two customers who accounted for 28.5% and 12.3% of the Company's revenue for the period from January 1, 2003 through December 31, 2003.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective February 17, 2004, Rogoff & Company P.C. ("RC") resigned as the principal accountants to audit our financial statements.

         The reports of RC on the financial statements of the Registrant for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle; however, the reports were modified to include an explanatory paragraph wherein RC expressed substantial doubt about our ability to continue as a going concern.

         The resignation of RC and subsequent engagement of new independent accountants was approved by our audit committee and board of directors.

         In connection with its audits for the two most recent fiscal years and including the interim period up to and including the date of resignation, there have been no disagreements with RC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of RC would have caused them to make reference thereto in their report on the financial statements for such years; however, the reports were modified to include an explanatory paragraph wherein RC expressed substantial doubt about our ability to continue as a going concern.

         During the two most recent fiscal years and including the interim period up to and including the date of resignation, the Registrant has had no reportable events (as defined in Item 304 (a)(1)(v) of Regulation S-K).

         RC furnished a letter addressed to the Securities and Exchange Commission stating that they agreed with the statements made above. A copy of this letter, dated February 17, 2004, was filed as Exhibit 16.1 to Form 8-K.

         Effective February 17, 2004, we engaged the accounting firm of Sherb & Co. LLP as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2003.

         We have not consulted with Sherb & Co. LLP during the last two years or subsequent interim period on either the application of accounting principles or type of opinion Sherb & Co. LLP might issue on our financial statements.

Item 8A.   Controls and Procedures

Evaluation of disclosure controls and procedures

         As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

Item 9.    Directors and Executive Officers of the Company.

         The table below includes the names, positions held and ages of our board of directors and executive officers. In case any of the directors become unavailable to serve on the board of directors, which is not anticipated, vacancies on the board may be filled by the remaining director or directors, even though less than a quorum, for the unexpired term of such vacant position.

Name                               Age               Position

B. M. Milvain                      67                Principal Executive and
                                                     Director

Susan Baxter Gibson                46                Principal Financial Officer

Steven Katz                        55                Director

Batsheva Schreiber                 57                Director

Business Experience

         B. M. Milvain is President and Chief Executive Officer of HQS. Mr. Milvain has been a senior officer of HQS, PAL and its predecessor company, Provider Solutions Corp. since 1993. From August 1988 until November 1992 Mr. Milvain was Chief Operating Officer of LPA, Inc., a subsidiary of NYNEX Corporation, and a supplier of on-line transaction processing software for electronic payment services. From March 1988 until September 1997, Mr. Milvain was also a consultant to the Chairman of the Board of BancTec, Inc., a global provider of solutions for automation capture, processing and archiving of paper and electronic forms. From 1985 to 1988 he was Vice President of Marketing at Systeme Corporation, an innovator and developer of wide area network and PC technology for branch automation products for retail banking applications. From 1982 to 1984 Mr. Milvain was President of George K. Baum Leasing, Inc. From 1972 to 1982 he was co-founder of Unimark, Inc., a computer leasing and used computer dealer. Prior positions were with Marsh & McLennan Companies (1969 to 1972), Waddell & Reed (1966 to 1969) and IBM (1960 to 1966). Mr. Milvain graduated with a Bachelors of Business Administration degree from the University of Oklahoma in 1960.

         Susan Baxter Gibson is Vice President and Chief Financial Officer of HQS. Susan Baxter Gibson served as a Branch Manager of Advanced Home Care, a home health, infusion and durable medical provider, from January 2001 through September 2003. From February 1999 to January 2001, she was a financial consultant with Dixon Odom P.L.C. from February 1998 to January 1999; Ms. Gibson was Chief Financial Officer of Baptist Hospital Home Care, a subsidiary of the Wake Forest University Medical Center. While she was there she also served as Interim Agency Director. From June 1992 to February 998 Mrs. Gibson was the Chief Financial Officer/Vice President Finance at the Visiting Nurse Association of the Treasure Coast. Susan's experience includes budgeting, creating internal policies and procedures, home health care financial and operational management and strategic planning. Prior to serving at the Visiting Nurse Association of the Treasure Coast, she was with Greenwich International and Edwards & Curtis, certified public accountants. Mrs. Gibson holds a Bachelor of Business Administration in Accounting (1992) and a Masters of Business Administration degree from the University of Central Florida (1997). She is a CPA (North Carolina).

         Steven Katz is President of Steven Katz & Associates, Inc., a health care and technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing. Mr. Katz has been President of Steven Katz & Associates, Inc. since 1982. From January 2000 to October 2001, Mr. Katz was President and Chief Operating Officer of Senesco Technologies, Inc., an American Stock Exchange company engaged in the identification and development of proprietary gene technology with application to human, animal and plant systems. From 1983 to 1984 he was a co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a bio-materials company. Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1981 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. He is presently a member of the Boards of Directors of Biophan Technologies, Inc. and USA Technologies, Inc. and other private companies.

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

Information Concerning the Board of Directors

         During the year ended December 31, 2003 our board of directors held 4 meetings. Each member of the board participated in each action of the board.

Committees of the Board of Directors

         Our audit committee, which currently consists of Steven Katz and Batsheva Schreiber, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. We consider Mr. Katz a "financial expert" as defined under Item 401 of Regulation S-B. The audit committee also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. Our board of directors has adopted a written Charter of the Audit Committee. Our audit committee met on 4 occasions during the year ended December 31, 2003.

         We do not have a formal compensation committee. Our board of directors, acting as a compensation committee, periodically meets to discuss and deliberate on issues surrounding the terms and conditions of executive officer compensation, including base salaries, bonuses, awards of stock options and reimbursement of certain business related costs and expenses.

         We do not have a formal nominating committee. Our board of directors, acting as a nominating committee, recommends candidates who will be nominated as management's slate of directors at each annual meeting of stockholders. The board of directors will also consider candidates for directors nominated by stockholders. A stockholder who wishes to submit a candidate for consideration at the annual meeting of stockholders to be held in 2004, must notify our Secretary, in writing.

Compliance With Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2003.

Code of Ethics

During the year ended December 31, 2003, we adopted a Code of Ethics. The code applies to our officers and directors. The code provides written standards that are designed to deter wrongdoing and promote: (1) honest and ethical conduct;
(2) full, fair, accurate, timely and understandable disclosure; (3) compliance with applicable laws and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code.

Item 10.   Executive Compensation.

Summary Compensation Table

         The following table shows, for the year ended December 31, 2003, the cash and other compensation paid by our company to our President, Chief Executive Officer and each other executive officer whose annual compensation was $100,000 or more.


                                                                               Long Term
                                     Annual Compensation            Compensation
                                                                       Other          Securities
                                                                      Annual          Underlying
Name and Principal Position      Year        Salary        Bonus    Compensation        Options
-------------------------------------------------------------------------------------------------
                                            (US$)          (US$)         (US$)          (US$)
B. M. Milvain, President and     2002      150,000           0             0              0
Chief Executive Officer (1)      2003      150,000           0             0              0


(1)      Appointed to serve as president effective October 24, 2002.

Option/SAR Grants Table

         We did not grant any options to purchase shares of common stock during the fiscal year ended December 31, 2003.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

         None.

Director Compensation

         During the fiscal year ended December 31, 2001 and the period from June 28, 2002 (date of inception) through December 31,2002, our directors did not receive compensation for their services except for the reimbursement for reasonable out-of-pocket expenses in attending meetings. Effective October 24, 2002, we commenced paying our directors an annual fee of $5,000 per year however these fees have been accrued but not paid. We do not pay fees to directors for their attendance at meetings of our board of directors or of committees; however, we may adopt a policy of making such payments in the future. We will continue to reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Employment Agreements

         We have no written employment contracts with any of our officers and maintain no retirement, fringe benefit or similar plans for the benefit of our officers. We may, however, enter into employment contracts with our officers and key employees, adopt various benefit plans and begin paying compensation to our officers as we deems appropriate to attract and retain the services of such persons.

         During the fiscal year ended December 31, 2003, there were no outstanding stock options. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of our officers, directors or employees.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 19, 2004, with respect to (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) each officer and director of our company; and (3) all directors, executive officers and designated stockholders of our company as a group. Beneficial ownership includes any securities that person has a right to acquire within 60 days from options, warrants, conversion or similar obligations. Unless otherwise indicated, the business address of each person listed is 405 N. Reo Street, Suite 300, Tampa, Florida 33609.

                                      Shares                    Percent of
Name                             Beneficially Owned         Shares Outstanding

Stanford Venture Capital
Holdings, Inc. (1)                17,236,354 (2)                   86.6%
B. M. Milvain                        127,764                           *
Steven Katz                             0                             0%
Batsheva Schreiber                      0                             0%
Susan Baxter Gibson                     0                             0%
All executive officers and
Directors as a group
(4 persons)                          127,764                           *

(1) Beneficial stockholder is R. Allen Stanford. Business address is 5050 Westheimer Road, Houston, Texas 77056. (2) Includes 2,856,013 shares of common stock. Also includes 1,880,341 shares of Series A Preferred Stock which are convertible on a 1 for 1 basis into common stock and 2,500,000 shares of Series B Preferred stock which are convertible into 12,500,000 shares of common stock.
*        Less than 1%.

Securities Authorized for Issuance Under Equity Compensation Plans

         The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance:

                                                                                    Number of securities
                                Number of securities                               remaining available for
                                  to be issued upon         Weighted-average        future issuance under
                                     exercise of            exercise price of        equity compensation
                                outstanding options,      outstanding options,   plans (excluding securities
                                 warrants and rights       warrants and rights     reflected in 1st column
-------------------------------------------------------------------------------------------------------------

Equity compensation plans
   approved by security holders          0                         --                    3,300,000

Equity compensation plans not
   approved by security holders          None                      N/A                   N/A

       Total                             0                                               3,300,000


Item 12.      Certain Relationships and Related Transactions

         Pursuant to a Securities Purchase Agreement dated October 22, 2002, Stanford Venture Capital Holdings, Inc. made an aggregate cash investment of $2,200,000 in our company. The investment was in the form of Series A convertible preferred stock and Warrants of our company. For its aggregate investment, Stanford received 1,880,342 shares of Series A preferred stock (subject to anti-dilution provisions), convertible into 1,880,342 shares of our common stock at a conversion price of $1.17 per share and 1,880,342 Warrants exercisable to purchase an aggregate of 1,880,342 shares of common stock. Each share of Series A preferred stock has ten votes, voting together with our common stock on all matters submitted for a vote. Each Warrant gives the holder the right to acquire one share of our common stock at an exercise price of $1.17 per share. The Warrants are immediately exercisable and expire five years after their initial dates of issuance. Stanford assigned its rights to an aggregate of 50% of the Warrants to several of its employees.

         Pursuant to a Securities Purchase Agreement dated April 30, 2003, Stanford made an aggregate investment of $2,000,000 in our company, in several tranches, subject to the conditions of the Securities Purchase Agreement. The investment was in the form of Series B $0.80 convertible preferred stock of our company. For its aggregate investment, Stanford received 2,500,000 shares of Series B preferred stock. The shares of Series B preferred stock were issued and sold in various tranches on eight monthly closing dates, commencing on May 19, 2003. Each share of Series B preferred stock is convertible (subject to antidilution) into 5 shares of our common stock (an initial conversion price of $0.16 per share). Each share of Series B preferred stock has ten votes. In addition, the Series B preferred stock votes together with our common stock on all matters submitted for a vote, except as otherwise provided under Nevada law.

As additional consideration under the April 30, 2003 Securities Purchase Agreement, we agreed to reprice the exercise price of the 1,880,342 Warrants issued to Stanford and its assignees pursuant to the Securities Purchase Agreement dated October 16, 2002. Pursuant to an Instrument of Warrant Repricing, the exercise price of each share of common stock underlying the Warrants was reduced to $0.001 per share. The Warrants were exercised on May 12, 2003 and the Warrant holders received 1,880,342 shares of our common stock.

         We have granted to Stanford certain registration rights under certain registration rights agreements (as amended) with respect to the Series A and Series B preferred stock And shares of common stock underlying the Warrants issued under the securities purchase agreements. No later than December 31, 2004, we are required to file an SB-2 Registration Statement under the Securities Act covering all of the shares of common stock underlying the Series A and Series B preferred stock and Warrants. In the event a filing is not timely made, the we will issue Stanford, as a penalty, a warrant for each share of Series B Preferred Stock originally issued for every month the filing is not made. Stanford also has "piggy back" registration rights on the shares of common stock underlying the Series A and Series B preferred stock.

         We had a consulting agreement with Steven Katz, one of its directors, for management services with our wholly owned subsidiary as well as for providing due diligence in the search for future acquisitions for our company. Mr. Katz was paid a fee of $10,000 per month plus expenses through March 31. 2003. Work on due diligence was paid on a per hour basis as required through March 31, 2003.

                                     PART IV

Item 13 Exhibits, Lists, and Reports on Form 8-K.

(a) Documents filed as part of this Form 10-KSB.

 2.1 Agreement and Plan of Merger dated as of October 16, 2002 among the Company, certain principal stockholders of the Company, HQS and PAL(1)

 3.1 Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split)(1)

 3.2 Certificate of Amendment to the Company's Articles of Incorporation (designation of Series A Preferred Stock)(1)

 3.3 Certificate of Amendment to the Company's Articles of Incorporation (name change)(2)

 3.4    Certificate of Designation of Series B Preferred Stock(3)

 4.1    2003 Management and Director Equity Incentive Compensation Plan(4)

10.1 Securities Purchase Agreement dated as of October 16, 2002, among the Company, certain principal stockholders of the Company and Stanford(1)

10.2    Form of Warrant Agreement and Warrant Assignment Form(1)

10.3 Registration Rights Agreement dated as of October 22, 2002 among the Company, Stanford, Daniel Boger, Ronald Stein, Osvaldo Pi, William Fusselman and Deluxe Investment Company(1)

10.4 Equity Financing Commitment Letter dated October 22, 2002 from Stanford to the Company(1)

10.5 Amendment to Registration Rights Agreement, dated October 22, 2002, as amended

10.6 Securities Purchase Agreement (Series B Preferred Stock) dated as of April 30, 2003, among the Company and Stanford Venture Capital Holdings, Inc. (3)

10.7    Instrument of Warrant Repricing dated April 30, 2003 (3)

10.8 Registration Rights Agreement dated as of April 30, 2003 among the Company and Stanford Venture Capital Holdings, Inc. (3)

10.9 Amendment to Registration Rights Agreement, dated April 30, 2003, as amended

14.0   Code of Ethics

16.1   Letter from Rogoff & Company (former independent accountant)(5)

31.1   Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2   Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1   Section 1350 Certification of Principal Executive Officer

32.2   Section 1350 Certification of Principal Financial Officer

(1) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on November 1, 2002.

(2) Previously filed on the Company's Definitive
Information Statement with the Securities and Exchange Commission on November 15, 2002.

(3) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on May 15, 2003.

(4) Previously filed within the Company's Definitive
Information Statement filed with the Securities and Exchange Commission on June 3, 2003.
(5) Previously filed on Form 8-K/A Current Report with the Securities and Exchange Commission on February 17, 2004.

 (b) Reports on Form 8-K.

         During the fourth quarter of the period covered this by report, the following report on Form 8-K was filed:

         On October 2, 2003, we filed a Form 8-K Current Report disclosing under
Item 5 that (1) effective October 1, 2003, Kimberly Richards and our company mutually agreed to terminate her employment as our principal financial officer, secretary and assistant treasurer; and (2) effective October 1, 2003, Ms. Susan Baxter Gibson replaced Ms. Richards as our principal financial officer, secretary and assistant treasurer.

         Subsequent to the period covered by this report, on February 17, 2004, we filed a Form 8-K Current Report, disclosing under Item 4, that effective February 17, 2004, Rogoff & Company, P.C. resigned as the principal accountants to audit our financial statements and that ffective February 17, 2004, we engaged the accounting firm of Sherb & Co., LLP as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2003.

Item 14.      Principal Accountant Fees and Services

Fees to Auditors.

Year ended December 13, 2003

         Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $31,000.

         Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2003 were $22,000.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2003 was $-0-.

Year ended December 13, 2002

         Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2002 and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2002 was $28,183.

         Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2002 were $28,813.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2002 was $-0-.

         Our board of directors has considered whether the provisions of the services covered above under the captions "Financial Information Systems Design and Implementation Fees" and "All Other Fees" is compatible with maintaining the auditor's independence.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2004

                                             HEALTH SYSTEMS SOLUTIONS, INC.


                                             /s/ B. M. Milvain
                                             ---------------------------------
                                                 B. M. Milvain, President
                                                (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 26, 2004.

SIGNATURE                                         TITLE


/s/ B. M. Milvain                           President and Director
---------------------------
    B. M. Milvain

/s/ Susan Baxter Gibson                     Principal Financial Officer
---------------------------
    Susan Baxter Gibson

/s/ Steven Katz                             Director
---------------------------
    Steven Katz


/s/ Batsheva Schreiber                      Director
---------------------------
    Batsheva Schreiber