Form 10QSB
period 2004-03-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2004-05-14
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-QSB
                                   (Mark One)
 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR
 [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-24681

                         HEALTH SYSTEMS SOLUTIONS, INC.

             (Exact name of registrant as specified in its charter)


         NEVADA                                          82-1513245
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                     Identification No.)

        405 North Reo Street, Suite 300, Tampa, Florida             33609
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,523,199 shares of Common Stock as of March 31, 2004.


Transitional Small Business Disclosure Form (check one): Yes [  ] No [X]

{209721.0001/N0444681_1}
                         HEALTH SYSTEMS SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I          FINANCIAL INFORMATION..................................1
   Item 1.      Financial Statements...................................1
                Balance Sheet.........................................F-1
                Statement of Operations...............................F-2
                Statement of Cash Flows...............................F-3
                Notes to the Financial Statements..................F-4 - F-6
   Item 2.      Management's Discussion and Analysis or
                 Plan of Operations....................................2
   Item 3.      Controls and Procedures................................5

PART II         OTHER INFORMATION......................................5
   Item 1.      Legal Proceedings......................................6
   Item 2.      Changes In Securities..................................6
   Item 3.      Defaults Upon Senior Securities........................6
   Item 4.      Submission of Matters to a Vote of Security Holders....6
   Item 5.      Other Information......................................6
   Item 6.      Exhibits and Reports on Form 8-K.......................7

SIGNATURES

PART I   FINANCIAL INFORMATION

Item 1.  .........Financial Statements

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

          ASSETS

 Current assets

    Cash                                                        $    91,721
    Accounts receivable, net of allowance
     for doubtful accounts of $5,000                                477,121
    Prepaids and other current assets                                65,383
                                                                ------------

      Total current assets                                          634,225

 Property and equipment, net of accumulated depreciation
    and amortization of $828,169                                  1,192,966

 Security deposits                                                   22,984
                                                                ------------
                                                                $ 1,850,175
                                                                ============



              LIABILITIES AND STOCKHOLDERS' EQUITY

 Current  liabilities:
    Current portion of capital lease obligation                 $    12,389
    Accounts payable                                                 40,525
    Accrued expenses                                                619,067
    Deferred revenue                                                291,097
    Customer deposits                                                 1,177
                                                                ------------

      Total current liabilities                                     964,255

 Capital lease obligation, net of current portion                    33,926
                                                                ------------
                                                                    998,181
                                                                ------------


 Stockholders' Equity
    Preferred Stock; 15,000,000 authorized;
      Series A $1.17 Convertible; 1,880,341 shares
      authorized issued and outstanding                           2,107,863
      Series B $.80 Convertible; 2,500,000 shares
      authorized issued and outstanding                           2,000,000
    Common Stock; $.001 par value; 150,000,000
      shares authorized; 5,523,199 shares issued
      and outstanding                                                 5,523
    Additional paid-in capital                                    8,191,137
    Accumulated deficit                                         (11,452,529)
                                                                ------------

      Total Stockholders' Equity                                    851,994
                                                                ------------
                                                                $ 1,850,175
                                                                ============

        See accompanying notes to the consolidated financial statements

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                 Three Months Ended
                                         March 31, 2004          March 31, 2003
                                      ------------------       -----------------

 Net sales                            $         815,623        $        345,140
 Cost of sales                                  243,254                 105,668
                                      ------------------       -----------------

     Gross profit                               572,369                 239,472
                                      ------------------       -----------------

 Operating expenses
     Selling and marketing                      311,685                 252,959
     Research and development                   136,713                 135,085
     General and administrative                 343,962                 363,282
     Depreciation and amortization              163,005                 136,302
     Interest                                     1,447                   1,770
                                      ------------------       -----------------


     Total  operating expenses                  956,812                 889,398
                                      ------------------       -----------------

 Net loss                             $        (384,443)       $       (649,926)
                                      ==================       =================



 Basic and diluted net loss per share $           (0.07)       $          (0.18)
                                      ==================       =================


 Basic and diluted weighted average
 shares outstanding                           5,523,199               3,642,857
                                      ==================       =================

        See accompanying notes to the consolidated financial statements

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                     Three Months Ended
                                            ------------------------------------
                                            March 31, 2004        March 31, 2003
                                            --------------        --------------

 Cash flows from operating activities:

   Net loss                                 $    (384,443)        $    (649,926)

   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                163,005               136,302
   Changes in operating assets
    and liabilities:
     Accounts receivable                          (29,084)              (54,323)
     Notes receivable                                -                   20,000
     Royalties and referral fees receivable       (11,300)                 -
     Prepaid expenses                              18,439                (4,187)
     Accounts payable                              11,221              (118,551)
     Accrued expenses                              28,455                24,890
     Deferrred revenue                            170,277               (81,561)
     Customer deposits                             (1,461)               (1,490)
                                            --------------        --------------

 Net cash used in operating activities            (34,891)             (728,846)
                                            --------------        --------------

 Cash flow from investing activities:
   Purchase of property and equipment             (42,243)             (155,418)
                                            --------------        --------------

 Net cash used in investing activities            (42,243)             (155,418)
                                            --------------        --------------

 Cash flow from financing activities:
   Repayment of capital lease obligation           (2,873)               (2,550)
   Proceeds from the issuance of
    Series A Preferred Stock                         -                1,000,000
                                            --------------        --------------

 Net cash provided by (used in)
  financing activities                             (2,873)              997,450
                                            --------------        --------------

 Increase (Decrease) in cash                      (80,007)              113,186

 Cash, beginning of period                        171,728               249,261
                                            --------------        --------------

 Cash, end of period                        $      91,721         $     362,447
                                            ==============        ==============

 Cash paid during the period for
  interest expense                          $       1,447         $       1,770
                                            ==============        ==============


        See accompanying notes to the consolidated financial statements

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

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

On October 22, 2002, the Company consummated an Agreement and Plan of Merger (the "Merger Agreement") with Provider Acquisition, LLC, a Florida limited company ("PAL") organized in June 2002. Certain of our principal stockholders were also parties to the Merger Agreement. Pursuant to the Merger Agreement, PAL was merged into our wholly-owned subsidiary, HQS, which survived as our wholly owned subsidiary. At the closing of the merger on October 24, 2002, the issued and outstanding units of PAL were surrendered in exchange for an aggregate of 2,142,857 shares of our common stock and the seperate corporate existence of PAL terminated. Stanford Venture Capital Holdings, Inc., the majority interest holder of PAL, received 1,915,842 of the shares of common stock issued pursuant to the Merger Agreement. On the closing date of the Merger Agreement, the existing directors and officers of the Company resigned and new officers and directors were designated in accordance with the Merger Agreement.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The results of operations for the three-months ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2004.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - LIQUIDITY

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit of approximately $11,453,000 and has negative working capital of approximately $330,000 at March 31, 2004 and has incurred a net loss of approximately $384,000 for the three months ended March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and
(2) obtaining a revolving operating loan from a financial institution sufficient to meet short term operating capital needs, and (3) seeking out and completing a merger or acquisition with an existing operating company.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (Unaudited)


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

During the first quarter of 2003, the Company adopted, effective January 1, 2003, the provision of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123. For the three months ended March 31, 2004 and 2003, the Company did not grant any awards.

                                         Three Months Ended   Three Months Ended
                                           March 31, 2004       March 31, 2003
                                         ------------------   ------------------
Net loss (as reported)                   $        (384,443)   $        (649,926)

Deduct:  Total stock based compensation
expense determined under the fair value
based method for all awards granted
modified or settled during the period,
net of related taxes                                  -                    -
                                         ------------------   ------------------

Pro forma net loss                       $        (384,443)   $        (649,926)
                                         ==================   ==================
Basic, as reported                       $            (.07)   $            (.18)
                                         ==================   ==================
Basic, pro forma                         $            (.07)   $            (.18)
                                         ==================   ==================


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (Unaudited)

Recent accounting pronouncements: In December 2003, the FASB issued Financial Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). The consolidating requirements of FIN 46(R) applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46(R). Application of FIN 46 or FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by nonpublic entities to all type of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply FIN 46 for a short periods of time before applying FIN 46(R). The Company does not have variable interest entities and does not expect the adoption of FIN 46(R) to have a material effect on its financial position or results of operations.

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

Forward-Looking Statements

         This Management's Discussion and Analysis or Plan of Operations contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below and in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-KSB, 10-QSB, and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

         Health Systems Solutions, Inc. (HSS) through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. (HQS), develops proprietary software that is accessed through the internet for use by home health care providers throughout the United States of America to assist in streamlining Federal and State reporting, data collections and submission, improve reimbursement rates, ensure regulatory compliance, and provide decision support data to improve clinical practice and patient outcomes. HQS uses an Internet-based Application Service Provider model to deliver its products. We price our services on transaction fee and on a subscription fee basis. We currently have approximately 130 customers with over 500 sites. HQS commenced operations during late 2002.

         On October 22, 2002 we consummated an Agreement and Plan of Merger (the "Merger Agreement") with Provider Acquisition, LLC, a Florida Limited Liability Company ("PAL") organized in June 2002. Certain of our principal stockholders were also parties to the Merger Agreement. Pursuant to the Merger Agreement, PAL was merged into our wholly-owned subsidiary, HQS, which survived as our wholly owned subsidiary. At the closing of the merger on October 24, 2002, the issued and outstanding units of PAL were surrendered in exchange for an aggregate of 2,142,857 shares of our common stock and the separate corporate existence of PAL terminated. Stanford Venture Capital Holdings, Inc., the majority interest holder of PAL, received 1,915,842 of the shares of common stock issued pursuant to the Merger Agreement. On the closing date of the Merger Agreement, our existing directors and officers resigned and new officers and directors were designated in accordance with the Merger Agreement.

         Our executive offices are located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609. Our telephone number is 813-282-3303. Our website is www.hqsonline.com.

Recent Accounting Pronouncements

         In December 2003, the FASB issued Financial Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). The consolidating requirements of FIN 46(R) apply at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46(R). Application of FIN 46 or FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by nonpublic entities to all type of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply FIN 46 for a short period of time before applying FIN 46(R). The Company does not have variable interest entities and does not expect the adoption of FIN 46(R) to have a material effect on its financial position or results of operations.

         Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

         Net Sales. Net sales increased $470,483 or 136.32% for the three months ended March 31, 2004 to $815,623 compared to the same period in 2003 of $345,140. This increase was attributed to an increase in sales volume and the addition of new customers. We expect revenues to continue to increase as our business develops.

         Cost of Sales. Cost of sales for the three months ended March 31, 2004 was $243,254 or 29.8% of revenues as compared to $105,668 or 30.6% of revenues for the three months ended March 31, 2003. The increase in the cost of sales was attributed to an increased staffing in our customer service and training and education departments to support the increased sales volume.

         Total Operating Expenses. Total operating expenses totaled $956,812 for the three months ended March 31, 2004 compared to $889,398 for the three months ended March 31, 2003, resulting in an increase of operating expenses of 7.6%. Operating expenses comprised of:

o Selling and marketing expense was $311,685 for the three months ended March 31, 2004 compared to $252,959 for the three months ended March 31, 2003. The 23.2% increase in selling and marketing expense is attributed to the addition of an additional sales person and increased commissions due to increased revenues;
o             Research and development expense was   $136,713 for the three
              months ended March 31, 2004 and $135,085 for the three months ended March 31, 2003;
o General and administration expense was $343,962 for the three months ended March 31, 2004 and $363,282 for the three months ended March 31, 2003, resulting in a decrease of $19,320 or 5.32%. The decrease is attributable to the elimination of certain costs and expenses associated with our reduction in staff which occurred during the three months ended March 31, 2004.

         Losses from operations before interest, taxes, depreciation and amortization for the three months ended March 31, 2004 were $219,991 a 57.0% improvement over the three months ended March 31, 2003 of $511,854.

Liquidity and Capital Resources

         Cash at March 31, 2004 and December 31, 2003, respectively, was $91,721 and $171,728. At March 31, 2004 and December 31, 2003, respectively, we had total stockholders' equity of $851,994 and $1,236,437. During the year ended December 31, 2003, we received proceeds from two securities purchase agreements with Stanford for our Series A preferred stock and Series B preferred stock in the approximate amount of $3,000,000. Subsequent to December 31, 2003, we have received no additional funding from Stanford Venture Capital Holdings, Inc. (Stanford).

         We have incurred an accumulated deficit at March 31, 2004 of $11,452,529 compared to $11, 068,086 at December 31, 2003. We had negative working capital at March 31, 2004 of $330,030 compared to $63,112 at December 31, 2003. This decrease in working capital is due primarily to an increase of $170,277 in deferred revenue, which we expect to earn over the next 12 months, and an increase in accrued expenses of $28,455. Although our operating revenue has increased, by 136.32% over the same period last year, we have not yet established an ongoing source of revenues sufficient to cover our operating costs which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

         Pursuant to a Securities Purchase Agreement dated as of April 30, 2003 ("New Securities Purchase Agreement"), Stanford agreed to make an aggregate investment of $2,000,000 in consideration of Series B $0.80 Convertible Preferred Stock of the Company. For its aggregate investment, Stanford received 2,500,000 shares of Series B Preferred Stock. The shares of Series B Preferred Stock were issued and sold in various tranches. Through December 31, 2003 we received the entire proceeds in the amount of $2,000,000 pursuant to the New Securities Purchase Agreement. We received the last funding of $170,000 under the New Securities Purchase Agreement on December 10, 2003.

Accounts receivable at March 31, 2004 were $477,121 as compared to $448,038 at December 31, 2003, the increase of 6.49% is a reflection of our growing revenues and is primarily due to two customers, Amedysis L.L.C. and Girling Health Care, Inc., whose collective balances totaled $218,892.

         Deposits and other assets at March 31, 2004 were $1,281,333 as compared to $1,409,234 at December 31, 2003. These amounts were primarily due to property and equipment of $1,192,966 and $1,313,728, respectively, which consist principally of $862,960 and $964,988, respectively, of internally developed software.

         Accounts payable and accrued expenses at March 31, 2004 and December 31, 2003 were $659,592 and $619,917. The payables are mainly attributed to a tax lien of $400,000 assumed from a predecessor company. We are currently negotiating the final settlement and payment terms with the Internal Revenue Service and the outcomes of these negotiations cannot be determined at this time.

         We anticipate that cash requirements will continue to increase as we continue to expend substantial resources to build infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate that available cash resources and cash generated from operations and the New Securities Purchase Agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through June 1, 2004. As of March 31, 2004 there were no commitments for long-term capital expenditures.

         Our continued operating losses have contributed to the deterioration of our cash position. We expect that cash on hand as of the date of the filing of this report will only be sufficient to fund our operations through May 2004. As a result, we have requested proposals for additional financing from our principal stockholders, including possible equity or debt issuances. No such proposals have been made as of the date of this report. We cannot assure you concerning the amount and nature of dilution resulting from any such transactions. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations. In such event, the shares of our common stock may cease to have any value.

         We have one customer, Amedisys, L.L.C., who accounted for 30.88% of our revenue for the quarter ended March 31, 2004. The loss of this customer could materially affect our business.

Item 3.       Controls and Procedures

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

Changes in internal control

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings.

         There are presently no material pending legal proceedings to which our company or our subsidiary is a party or to which any of its property is subject and, to the best of our knowledge, no such actions against our company are contemplated or threatened.
                                       5

Item 2.           Changes in Securities.

         None

Item 3.           Defaults upon Senior Securities.

         None.

Item 4.           Submission of Matters to a Vote of Security Holders.

         None.

Item 5.           Other Information.

         On March 25, 2004 we amended our registration rights agreements relating to the shares of our common stock underlying our outstanding shares of Series A and Series B preferred stock and warrants issued in connection with the Series A and B preferred stock. The amendments extend the deadline for us to file a registration statement relating to such shares of common stock to December 31, 2004.
                                       6

Item 6.           Exhibits and Reports on Form 8-K.


(a) Documents filed as part of this Form 10-QSB.

2.1 Agreement and Plan of Merger dated as of October 16, 2002 among the Company, certain principal stockholders of the Company, HQS and PAL (1)

3.1 Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split) (1)

3.2 Certificate of Amendment to the Company's Articles of Incorporation (designation of Series A Preferred Stock) (1)

3.3 Certificate of Amendment to the Company's Articles of Incorporation (name change) (2)

3.4    Certificate of Designation of Series B Preferred Stock (3)

3.5 Certificate of Amendment to the Company's Articles of Incorporation (increasing the authorized number of shares of Common Stock and Preferred Stock) (4)

4.1    2003 Management and Director Equity Incentive Compensation Plan (4)

10.1 Securities Purchase Agreement dated as of October 16, 2002, by and among the Company, certain principal stockholders of the Company and Stanford
       (1)

10.2   Form of Warrant Agreement and Warrant Assignment Form (1)

10.3 Registration Rights Agreement dated as of October 22, 2002 among the Company, Stanford, Daniel Boger, Ronald Stein, Osvaldo Pi, William Fusselman and Deluxe Investment Company (1)

10.4 Equity Financing Commitment Letter dated October 22, 2002 from Stanford to the Company (1)

10.5 March 25, 2004 Amendment to Registration Rights Agreement, dated October 22, 2002, as amended (6)

10.6 Securities Purchase Agreement (Series B Preferred Stock) dated as of April 30, 2003, among the Company and Stanford Venture Capital Holdings, Inc. (3)

10.7   Instrument of Warrant Repricing dated April 30, 2003 (3)

10.8 Registration Rights Agreement dated as of April 30, 2003 among the Company and Stanford Venture Capital Holdings, Inc. (3)

10.9 March 25, 2004 Amendment to Registration Rights Agreement, dated April 30, 2003, as amended (6)

14.0   Code of Ethics (6)

16.1   Letter from Rogoff & Company (former independent accountant) (5)

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

(2) Previously filed on the Company's Definitive Information Statement with the Securities and Exchange Commission on November 15, 2002.

(3) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on May 15, 2003.

(4) Previously filed within the Company's Definitive Information Statement filed with the Securities and Exchange Commission on June 3, 2003.

(5) Previously filed on Form 8-K/A Current Report with the Securities and Exchange Commission on February 17, 2004.

(6) Previously filed on the Company's Form 10-KSB Annual Report for the year ended December 31, 2003.

(b) Reports on Form 8-K.

                  On February 17, 2004, we filed an amended Form 8-K Current Report, disclosing under Item 4, that effective February 17, 2004, Rogoff & Company, P.C. resigned as the principal accountants to audit our financial statements and that effective February 17, 2004 we engaged the accounting firm of Sherb & Co. LLP as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 7, 2004

                                                 HEALTH SYSTEMS SOLUTIONS, INC.

                                            By: /s/ B. M. Milvain
                                                    ----------------------------
                                                    B. M. Milvain, President
                                                   (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 7, 2004.



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