Form 10QSB
period 2004-06-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2004-08-23
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-QSB
                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                       OR
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,326,771 shares of Common Stock as of July 27, 2004.


Transitional Small Business Disclosure Form (check one): Yes [  ] No [X]


                         HEALTH SYSTEMS SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I          FINANCIAL INFORMATION.....................................   1
   Item 1.      Financial Statements......................................   1
                Balance Sheet.............................................  F-1
                Statement of Operations...................................  F-2
                Statement of Cash Flows...................................  F-3
                Notes to the Financial Statements.........................  F-4
   Item 2.      Management's Discussion and Analysis or Plan of Operations.  2
   Item 3.      Controls and Procedures...................................  14

PART II         OTHER INFORMATION.........................................  14
   Item 1.      Legal Proceedings.........................................  14
   Item 2.      Changes In Securities.....................................  14
   Item 3.      Defaults Upon Senior Securities...........................  15
   Item 4.      Submission of Matters to a Vote of Security Holders.......  15
   Item 5.      Other Information.........................................  15
   Item 6.      Exhibits and Reports on Form 8-K..........................  15

SIGNATURES

PART I   FINANCIAL INFORMATION

Item 1.  .........Financial Statements

                   HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)

                                     ASSETS

 Current Liabilities:
    Cash                                                       $   250,582
     Accounts receivable, net of allowance for
       doubtful accounts of $5,000                                  404,217
     Prepaids and other current assets                               44,392
                                                                ------------
       Total current assets                                         699,191

 Property and equipment, net of accumulated depreciation
     and amortization of $991,390                                 1,077,761
 Security deposits                                                   22,984
                                                                ------------
                                                                $ 1,799,936
                                                                ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Current portion of capital lease obligation                $    12,764
     Accounts payable                                                94,200
     Accrued expenses                                               202,419
     Deferred revenue                                               176,622
     Customer deposits                                                1,177
                                                                ------------
       Total current liabilities                                    487,182

 Capital lease obligation, net of current portion                    30,591
 Loans payable                                                      700,000
                                                                 -----------

                                                                  1,217,773
                                                                 -----------

 Stockholders' Equity
     Preferred Stock; 15,000,000 authorized;
       Series A $1.17 Convertible; 1,880,341 shares
        authorized issued and outstanding                         2,107,863
        Series B $.80 Convertible; 2,500,000 shares
        authorized issued and outstanding                         2,000,000
     Common Stock; $.001 par value; 150,000,000 shares
      authorized; 2,761,600 shares issued and outstanding             2,762
     Additional paid-in capital                                   8,193,898
     Accumulated deficit                                        (11,722,360)
                                                                 -----------

       Total Stockholders' Equity                                   582,163
                                                                 -----------

                                                                 $1,799,936
                                                                 ===========

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                       Three Months Ended                       Six Months Ended
                                       -------------------                      -----------------
                               June 30, 2004        June 30, 2003        June 30, 2004        June 30, 2003
                             ----------------    ------------------    ----------------    ------------------
 Net sales                         $ 932,726             $ 422,783         $ 1,748,349             $ 767,923
 Cost of sales                       257,585               148,965             500,839               254,633
                             ----------------    ------------------    ----------------    ------------------

    Gross profit                     675,141               273,818           1,247,510               513,290
                             ----------------    ------------------    ----------------    ------------------

 Operating expenses
  Selling and marketing              264,244               340,933             575,929               593,892
  Research and development           142,635               151,871             279,348               286,956
  General and administrative         342,822               285,263             686,784               648,545
  Depreciation and
   amortization                      163,772               149,428             326,777               285,730
  Other non-operating                 29,139                     -              29,139                     -
  Interest                             2,360                 1,694               3,807                 3,464
                             ----------------    ------------------    ----------------    ------------------

  Total  operating expenses          944,972               929,189           1,901,784             1,818,587
                             ----------------    ------------------    ----------------    ------------------

 Net loss                         $ (269,831)          $ (655,371)          $ (654,274)         $ (1,305,297)
                             ================    ==================    ================    ==================


 Basic net loss per share            $ (0.10)             $ (0.28)             $ (0.24)              $ (0.63)
                             ================    ==================    ================    ==================

 Basic weighted average
 shares outstanding                2,761,600             2,338,006           2,761,600             2,081,144
                             ================    ==================    ================    ==================



                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                           Three Months Ended                       Six Months Ended
                                                          -------------------                       ----------------
                                                    June 30, 2004       June 30, 2003       June 30, 2004        June 30, 2003
                                                   ---------------     ---------------     ---------------      --------------

 Cash flows from operating activities:
    Net loss                                       $     (269,831)     $     (655,371)     $     (654,274)      $  (1,305,297)

    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                       163,772             149,428             326,777             285,730
      Gain on fixed asset disposals                          (421)                  -                (421)                  -
    Changes in operating assets and liabilities:
      Accounts receivable                                  72,905            (117,494)             43,821            (171,817)
      Notes receivable                                          -              20,000                   -              40,000
      Royalties and referral fees receivable               14,500                   -               3,200                   -
      Prepaid expenses and other current assets             6,491               8,524              24,930               4,337
      Accounts payable                                     53,674             (41,231)             64,895            (159,782)
      Accrued expenses                                   (416,648)            (26,666)           (388,193)             (1,776)
      Deferrred revenue                                  (114,475)            (32,814)             55,802            (114,375)
      Customer deposits                                         -               4,487              (1,461)              2,997
                                                   ---------------     ---------------     ---------------      --------------

 Net cash used in operating activities                   (490,033)           (691,137)           (524,924)         (1,419,983)
                                                   ---------------     ---------------     ---------------      --------------

 Cash flow from investing activities:
    Purchase of property and equipment                    (49,999)           (112,195)            (92,242)           (267,613)
    Sale of property and equipment                          1,853                   -               1,853                   -
                                                   ---------------     ---------------     ---------------      --------------

 Net cash used in investing activities                    (48,146)           (112,195)            (90,389)           (267,613)
                                                   ---------------     ---------------     ---------------      --------------

 Cash flow from financing activities:
    Repayment of capital lease obligation                  (2,960)             (2,627)             (5,833)             (5,177)
    Proceeds from loans payable                           700,000                   -             700,000                   -
    Proceeds from the issuance of Series A
     Preferred Stock                                            -                   -                   -           1,000,000
    Proceeds from the issuance of Series B
     Preferred Stock                                            -             675,000                   -             675,000
    Proceeds from the exercise of warrants                      -               1,880                   -               1,880
                                                   ---------------     ---------------     ---------------      --------------

 Net cash provided by financing activities                697,040             674,253             694,167           1,671,703
                                                   ---------------     ---------------     ---------------      --------------

 Increase in cash                                         158,861            (129,079)             78,854             (15,893)

 Cash, beginning of period                                 91,721             362,447             171,728             249,261
                                                   ---------------     ---------------     ---------------      --------------

 Cash, end of period                               $      250,582      $      233,368      $      250,582       $     233,368
                                                   ===============     ===============     ===============      ==============

 Cash paid during the period for interest expense  $        2,360      $        1,694      $        3,807       $       3,464
                                                   ===============     ===============     ===============      ==============


NOTE 1 - NATURE OF BUSINESS

Health Systems Solutions, Inc. (the "Company") was incorporated in the state of Nevada on July 31, 2001. The Company had no operations prior to October 22, 2002. The Company, through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. ("HQS") provides assistance to the home healthcare industry in managing their businesses throughout the United States of America, delivering services over the Internet utilizing internally developed software. The services produce information to support clinical, financial and administrative decisions made by management in operating and administrating their organization.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The results of operations for the six-months ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2004.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - LIQUIDITY

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit of approximately $11,722,000 and has incurred a net loss of approximately $654,000 for the six months ended June 30, 2004. At June 30, 2004, Stanford Venture Capital Holdings, Inc. advanced HQS $700,000. The terms of the advance are provided under a loan and security agreement dated July 6, 2004. The $700,000 represents the maximum allowable amount at July 6, 2004 plus $400,000 towards a liability owed the Internal Revenue Service. This infusion of cash and reduction of the tax liability resulted in a positive working capital of approximately $212,000 at June 30, 2004.

On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of the Company and HQS and a corporate guaranty that has been executed in favor of Stanford. The availability of funds from which HQS may borrow shall not exceed the following amounts on the following dates, (excluding the additional $400,000 advanced on June 30, 2004 to satisfy a $400,000 liability owed to the Internal Revenue Service):

                  July 6, 2004              $300,000
                  July 31, 2004             $550,000
                  August 15, 2004           $850,000
                  October 15, 2004          $1,050,000
                  November 15, 2004         $1,200,000

The final draw of $150,000 on November 15, 2004 is subject to our achieving a consolidated EBITDA (before professional costs associated with our registration statement on Form SB-2 and before costs associated with the Investors Relations Agreement with American Capital Ventures, Inc.) of $50,000 or better (before professional costs associated with this prospectus and before costs associated with the Investors Relations Agreement with American Capital Ventures, Inc.) during the three months ended September 30, 2004.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation: During the first quarter of 2003, the Company adopted, effective January 1, 2003, the provision of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123. For the six months ended June 30, 2004 and 2003, the Company did not grant any awards.


                                                                  Six Months Ended            Six Months Ended
                                                                    June 30, 2004               June 30, 2003
                                                                  -------------------        ------------------
Net loss (as reported)                                            $         (654,274)        $      (1,305,297)

Deduct:  Total stock based compensation expense determined
under the fair value based method for all awards granted
modified or settled during the period, net of related taxes                        -                         _                   -
                                                                  -------------------        ------------------
Pro forma net loss                                                $         (654,274)        $      (1,305,297)
Basic, as reported                                                $             (.24)        $            (.63)
Basic, pro forma                                                  $             (.24)        $            (.63)


On May 13, 2004, the Company's Board of Directors voted unanimously to decrease the number of shares of the Company's common stock available under the Company's 2003 Management and Director Equity Incentive and Compensation Plan from 3,300,000 shares to 1,000,000 shares;

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received. We also establish an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, we review past due receivables and give consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may require us to reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Recent Accounting Pronouncements: Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 5 - EQUITY TRANSACTIONS

Reverse Stock Split: On May 13, 2004, the Company's Board of Directors voted unanimously to authorize and recommend that stockholders approve a proposal to affect a reverse split. Pursuant to the reverse split, each two of the outstanding shares of common stock for shareholders of record on May 27, 2004 are automatically converted into one share of common stock. The reverse split does not alter the number of shares of Common Stock authorized but simply reduces the number of shares of Common Stock issued and outstanding. Further, holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock will receive half the number of shares of common stock upon conversion of their preferred stock, which such holders would have been able to receive upon conversion of their preferred shares immediately preceding the reverse split.

The Amendment of the Articles of Incorporation was filed with the Nevada Secretary of State on July 6, 2004. The reverse stock split is presented as being retroactive to January 1, 2004.

NOTE 6 - SUBSEQUENT EVENTS

Conversion of Preferred Stock: Stanford, owner of all the outstanding shares of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock which are convertible into an aggregate of 7,190,171 Common Stock shares, provided the Company with a Notice of Conversion effective July 6, 2004.

Common Stock Issued: The Company's Board of Directors on July 6, 2004, awarded the president of the Company 150,000 restricted shares of the Company's common stock at a purchase price of $0.001 per share. The vesting of the restricted common shares are contingent on the Company prior to June 1, 2010 filing audited annual financial statements with the SEC for a calendar year that sets forth both $10 million or more in revenues and $2 million or more in operating income.

Effective August 4, 2004, the Company issued 225,000 shares of its common stock to American Capital Ventures, Inc. in consideration for investor relations services. Under an amended and restated investor relations agreement with American Capital Ventures, Inc., American Capital Ventures is required to provide the Company with investor relations services for a period of 18 months in consideration of 225,000 shares of common stock. The Company has also agreed to pay American Capital Ventures $12,000 per month for the term of the agreement.

Warrants Issued: As additional consideration for Stanford entering into the loan and security agreement with HQS on July 6, 2004, the Company agreed to issue warrants to purchase up to an aggregate of 720,000 shares of the Company's common stock $0.001 par value per share at an exercise price of $0.001 per share. Stanford has assigned 360,000 of the warrants to four of its employees pursuant to a warrant assignment agreement. All warrants expire on June 30, 2009.

Stock Options: On July 6, 2004, the Company's Board of Directors unanimously voted to authorize that incentive stock options to purchase an aggregate of 485,000 shares of the Company's common stock be granted employees under the 2003 Management and Director Equity Incentive and Compensation Plan (the "Plan"). Such options shall have an exercise price of $1.00 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2004, with the unexercised portion of such respective options to expire June 1, 2009 or should the employee leave the employ of the Company.

Further, on July 6, 2004, the Company's Board of Directors authorized under the Plan that the president of the Company be granted non-qualified stock options to purchase 150,000 shares of the Company's common stock at an exercise price of $1.00 per share. The vesting of the non-qualified stock options are contingent on the Company prior to June 1, 2010 filing audited annual financial statements with the SEC for a calendar year that sets forth both $10 million or more in revenues and $2 million or more in operating income.

 Item 2.          Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated the information below reflects our recently completed reverse stock split as if effectuated on January 1, 2004.

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

Overview

     Health Systems Solutions, Inc. (HSS) through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. (HQS), designs, develops, markets, sells and supports web-based, management information and business intelligence services that assist home health care companies effectively manage the clinical, operational and financial aspects of their business. Our systems are implemented on our customers' standard personal computers with access to the Internet over Microsoft Internet Explorer. Our architecture and fee structure enable our customers to rapidly and cost-effectively implement our systems for a modest transactional fee charged when a customer uses our programs to make patient clinical assessments. These systems have been designed to assist our customers to:

         o        Increase revenue;

         o        Reduce cost;

         o        Standardize processes;

         o        Improve the quality of patient outcomes; and

         o        Minimize regulatory compliance risk.

     Our products address the issues of measuring quality of care while simultaneously reducing cost, improving patient outcomes and minimizing compliance risk. Effective management of home health agencies requires accurate collection of many data elements and using this data to determine the reimbursement for the care and to measure and improve the quality of the care delivered. Our services offer cost-effective, accurate and automated methods of improving the quality of the data collected and enable our customers to use the data to provide daily reports that identify anomalies in clinical observations, identify profit or loss potential for an episode of care, and assist with managing regulatory compliance risk and performing benchmark observations about the data against our national database of over 1 million episodes of care.

     We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of June 30, 2004, we had 95 customers in 36 states with 337 sites using one or more of our services. During June 2004, our customers processed over 55,000 patient clinical assessments using our programs.

     As reported by the Centers for Medicare & Medicaid Services (CMS) in their Health Care Industry Market update, dated September 22, 2003, in 2000 there were about 7,000 Medicare certified home health agencies (HHAs) nationally that provided services to 1.75 million patients. The Balanced Budget Act of 1997
(BBA) included mandates to the Centers for Medicare and Medicaid Services (CMS) to establish a Prospective Payment System (PPS) to reduce the cost of the home health benefit and to measure the effectiveness of the care delivered. The regulations are being implemented in phases over time and include a requirement that HHAs collect assessment data on each patient at start-of-care and at discharge (OASIS Data).

     Beginning in 1998, our predecessor businesses used the OASIS Data to provide to some of its HHA customers quarterly clinical performance benchmarking services. In addition, the Company transmitted OASIS Data to state agencies as required under the Medicare regulations and to the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) as required under the JCAHO accreditation procedures. Charges for these services were on a subscription basis. HHAs could pay the subscription fee annually in advance and obtain a discount from standard pricing. Revenue for customers paying up front was categorized as deferred and was earned over the course of the ensuing contract period, typically 12 months.

     In late 2002, in response to expanded PPS regulations, we introduced a series of new online processing and business intelligence services using transaction-based pricing. These products assist HHAs on a daily basis to collect, edit and correct the OASIS Data and through daily and other periodic reports assist in the management of patient outcome analysis and regulatory compliance risk. We refer to individual episodes of patient assessments containing the OASIS Data as the "transactions" on which we base our charges for our business intelligence services.

     From February through June 2003, we rolled-out our new transaction-based pricing services to 45 sites of Amedisys, Inc., a publicly-traded HHA, doubling our transaction-based volume from 10,000 to 20,000 per month. Simultaneously, we marketed these new services to our existing subscription customers. Those incumbent customers that accepted the new services changed from a subscription basis to the new transaction basis. Where the customer would not agree to move up to the new services, the customer was dropped. Though the majority of these customers were small single site agencies, one customer that used only the state transmission services that was dropped submitted over 100,000 assessments per year for processing. As this customer generated substantial negative gross margin, eliminating it from the statistics not only increased the average charge per transaction but improved the gross margin.

     The acceptance of the transaction services by new customers, the conversion of subscription customers and the elimination of low or negative margin customers resulted in an increase in transaction-based revenue relative to subscription-based revenue, as well as increasing the revenue per transaction. We believe that the current pricing is near optimum and that further price increases for existing services are unlikely.

     We believe that we achieve best results with larger, multi-site customers who tend to have more sophisticated managements. These HHAs are expanding organically and through acquisition. We believe that our results of operations are best enhanced by adding an additional site of a current customer than it is to bring on a single site new customer.

Evaluation of Company Performance and Financial Condition

Our management principally focuses on the following factors to evaluate our performance:

o     market penetration of the assessment transaction processing volume trends;

o     productivity by employee;

o     revenue, cost and gross profit per transaction;

o     revenue and expense per employee;

o     expense and revenue to plan;

o     new sales orders submitted to customers;

o     sales orders signed; and

o     days sales outstanding.

Operational Risks and Challenges

     Management believes that as we grow and expand our hosted on line services, we may be increasingly encroaching on the market of larger, more established vendor's software offerings. It is likely that one or more of these more financially capable companies will develop a competing service.

     We also bear the cost and risks associated with meeting regulatory compliance. For example, meeting the demands of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) relating to protection of Private Health Information will require modifications to existing and development of new software to meet the HIPAA regulations. We must also assist our customers that must comply with Sarbanes-Oxley in demonstrating proper internal control processes. In addition to being complex issues requiring measured responses, both expose us to legal challenges.

Research and Development

     In 2004, the Company initiated development projects to produce new and enhanced products for delivery in late 2004. The Company will deliver these services on a transaction pricing basis. These products will not add material revenue, if any, during 2004. Development of the underlying software will be produced with existing staff. Research and development expenses associated with these products is not material and may only increase slightly to cover costs related to short term software development contractors that may be used in the development cycle.

Significant Accounting Policies

Revenue Recognition

     We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Currently, we primarily employ a web-based application service provider model to deliver our services to our home healthcare customers. In instances where the customer specifies final acceptance of the system or service, we defer revenue until all acceptance criteria have been met. We price these services primarily on a transaction fee basis (calculated based upon the number of patient clinical assessments made by a customer during a period) and, to a lesser extent, on a subscription fee basis. We earn the revenues from healthcare software and service subscriptions ratably over the period of the respective agreement, generally one year. We record cash payments received in advance or at beginning of a contract as deferred revenue. We recognize transaction fee based revenues in the period the patient clinical assessment is made. We recognize implementation fees in the month that the customer goes live and we recognize training revenue in the month that the training is performed.

     We acquired the customer assets at the date of inception of our operating subsidiary in October 2002. These assets were comprised of subscription and transaction based customers. For the period ending December 31, 2002, the subscription based customers represented 85% of the customer base and the transaction based customers represented 15%. The majority of these subscription based customers were small, single-site customers with subscription revenues ranging from $1,500 to $2,400 annually. Over the past two years, we endeavored to convert our subscription based customers to transaction based customers and to migrate these customers to the new products of PPS Advantage(TM).

     We currently recognize cancellations, allowances or discounts as they occur. This practice is based on factors that include, but are not limited to, historical cancellations and analysis of credit memo activities. Should our actual cancellations, allowances or discounts exceed our estimates, additional provisions against revenue would result. Allowances are not material.

Allowance for Doubtful Accounts

     The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received. We also establish an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, we review past due receivables and give consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may require us to reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Software Development Costs

     We capitalize software development costs after establishing technological feasibility of the resulting product or enhancement and until the product is available for general release to customers. These costs are carried at the lower of unamortized cost or net realizable value. Net realizable value is determined based upon the estimates of future revenue to be derived from the use of the software product reduced by the costs of completion and disposing of the product. All software development costs are being amortized over the same life as purchased software, three years. The estimates used under this policy include estimates of the time and cost of developers used on each product or improvement and the estimates for the future revenue based on potential selling price and volumes. These estimates are based on factors that include, but not limited to, developers' work load based on functional staff analysis, current economic trends and customers' demand. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.


                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                ---------------- ----------------- ----------------- -----------------
                                                    2003              2004              2003              2004
                                                ---------------- ----------------- ----------------- -----------------
Net sales...............................            100%              100%              100%              100%
Cost of sales...........................             35                28                33                29
                                                ---------------- ----------------- ----------------- -----------------
                                                ---------------- ----------------- ----------------- -----------------
Gross profit............................             65                72                67                71
                                                ---------------- ----------------- ----------------- -----------------
                                                ---------------- ----------------- ----------------- -----------------
Operating expenses:
   Selling and marketing................             81                28                77                33
   Research and development.............             36                15                38                16
   General and administrative...........             68                37                85                39
   Depreciation and amortization........             35                18                37                18
   Impairment of Goodwill...............              0                 3                 0                 2
Interest................................              0                 0                 0                 0
                                                ---------------- ----------------- ----------------- -----------------
                                                ---------------- ----------------- ----------------- -----------------
Total operating expenses................            220               101               237               108
                                                ---------------- ----------------- ----------------- -----------------
                                                ---------------- ----------------- ----------------- -----------------
Net income (loss).......................           (155)              (29)             (170)              (37)
                                                ================ ================= ================= =================
The following table sets forth certain statistical data for each of the periods indicated.


                                                           Statistical Data

                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                ---------------- ----------------- ----------------- -----------------
                                                        2003              2004              2003              2004
                                                ---------------- ----------------- ----------------- -----------------
Total customers (weighted average)............           114               95               122                98
Total customers (end of period)...............           109               95               109                95
Total sites  (weighted average)...............           402              341               366               337
Total sites (end of period)...................           402              337               402               337
Total assessments.............................       145,691          157,968           314,436           306,161
                                                ---------------- ----------------- ----------------- -----------------
                                                ---------------- ----------------- ----------------- -----------------
Transaction customers (weighted average)......            69               74                69                75
Transaction customers (end of period).........            68               74                68                74
Transaction sites (weighted average)..........           250              321               223               311
Transaction sites (end of period).............           258              320               258               320
Transactions assessments......................        98,786          153,132           226,297           296,117
Transaction revenues..........................      $286,941        $ 813,688           503,002         1,466,353
Average charge per transaction................         $2.90            $5.31           $2.22             $4.95
                                                ---------------- ----------------- ----------------- -----------------
                                                ---------------- ----------------- ----------------- -----------------
Subscription customers (weighted average).....            45               22                53                23
Subscription customers (end of period)........            41               21                41                21
Subscription sites (weighted average).........           151               20               143                25
Subscription sites (end of month).............           144               17               144                17
Subscription assessments......................        46,905            4,836            88,139            10,044
Subscription revenue..........................      $ 67,860         $ 49,346          $167,237          $132,135
                                                ---------------- ----------------- ----------------- -----------------

As stated above, CMS introduced regulations that require home health agencies to collect assessment data on each patient at start-of-care and at discharge (PPS system), which require home care providers to collect assessment data on each patient at start-of-care and at discharge and these assessments determine the reimbursement for each patient for a 60 day episode of care. Our total assessments are the number of patient Oasis assessments received from customers including both transaction and subscription customers. Transaction revenue is derived by multiplying the transaction assessments received in the quarter multiplied by the customer's per assessment charge. Subscription revenue is calculated based on a yearly subscription fee, regardless of the number of assessments received, and earned ratably over twelve months. The average charge per transaction is calculated by dividing the transaction revenue by the number of transactions assessments. For the three months ended June 30, 2004, the average charge per assessment is $5.31 or transaction revenue of $813,688 divided by transaction assessments of 153,132.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

     Net sales increased $509,943 or 121% for the three months ended June 30, 2004 to $932,726 compared to $422,783 during the same period in 2003. This increase resulted primarily from price increases, an increase in assessment transaction volume from existing customers and the addition of new customers.

     The largest contributor to our revenue growth during the period arose from the increase in our transaction based revenue. Our average charge per transaction increased 83% to $5.31 during the three months ended June 30, 2004, from $2.90 during the three months ending June 30, 2003, and the number of transactions processed increased 55% to 153,132 during the three months ended June 30, 2004 from 98,786 during the three months ended June 30, 2003. Revenues for these transactions increased 183% from the same period last year to $813,688 from $286,941, This $526,652 increase in our transaction revenue is comprised of a 30% increase attributed to increased volume and 70% of the increase is attributed to price increases.The number of transaction based customers increased 9% to 74 customers at June 30, 2004 compared to 68 customers at June 30, 2003. During the quarter ending June 30, 2004, the number of transaction based sites increased 24% to 320 from 258 at June 30, 2003 and the number of subscription based sites decreased 88% to 17 from 144 at June 30, 2003.

In October 2002, a regulatory change by JCAHO discontinued a reporting requirement for accredited home care organizations. These modifications no longer required participation with a listed performance measurement system. The Joint Commission encourages home care organization to continue participation with a listed performance measurement system but gave home care providers the option to use OASIS Based Quality Indicators (OBQI) and OASIS Based Quality Measure (OBQM) data and reports with the Joint Commission. This option uses the same data to satisfy both federal performance data reporting requirements and ORYX requirements and the OBQI and OBQM data is provided to the home care provider by the Centers of Medicare and Medicaid Services (CMS) at no charge. Certain subscription based, small, single-site customers chose not to participate in the new transaction revenue model or its products and services Though some of our HHA customers were converted to the new, transaction-based pricing approximately 20 HHAs or 50% chose to stop participating in the JCAHO accreditation program and left the Company. This regulatory change resulted in a 27% decrease in subscription revenue to $49,346 during the three months ended
June 30, 2004, from $67,860 during the three months ended June 30, 2003. The number of subscription customers decreased 48% to 21 at June 30, 2004 from 41 at June 30, 2004. Although the number of total customers of the Company
(transaction and subscription) decreased, the weighted average revenue per customer increased 165% to $9,818 during the three months ended June 30, 2004 compared to $3,709 during the three months ended June 30, 2003, as a result of the migration of our business towards a transaction based model.

     Cost of sales for the three months ended June 30, 2004 was $257,585 or 28% of revenues as compared to $148,965 or 35% of revenues for the three months ended June 30, 2003. We include as part of our cost of sales the costs incurred from our customer service department, our data verification department and our nurse educators. The $108,620 increase in the cost of sales was attributed to an increased staffing in our customer service and training and education departments to support the increased customer volume, resulting in an increase in salaries and related benefits of $90,349 and an increase in professional fees of $11,541 for temporary help.

     Total operating expenses totaled $944,972 for the three months ended June 30, 2004 compared to $929,189 for the three months ended June 30, 2003, an increase of operating expenses of 2%. Operating expenses were comprised of:

     Selling and marketing expense totaled $264,244 for the three months ended June 30, 2004 compared to $340,933 for the three months ended June 30, 2003, a decrease of $76,689 or 22%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The 22% decrease in selling and marketing expense is attributed to the decrease in salaries and related expenses for non-selling support positions that were eliminated in January of 2004 of approximately $51,073. The decrease in selling and marketing expenses was also due to decreased travel costs of approximately $26,570 due to a shift from a regional sales focus to: (1) national sales focus which decreased the attendance at regional trade association meetings and shifted the resources to national trade association meetings, reducing the number of meetings attended; and (2) a reduction in the number of employees attending each sales call to a representative from the sales organization. We currently use teleconferencing of skilled personnel rather than on-site attendance which also decreases travel expenses.

     Research and development expense was $142,635 for the three months ended June 30, 2004 and $151,871 for the three months ended June 30, 2003, a decrease of $9,236 or 6%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies. The 6% decrease in expense is due to the decrease in salary expense and related expenses for positions that were eliminated in January 2004 of $32,838 off set by an increase in professional fees for consulting of $24,855.

     General and administration expense was $342,822 for the three months ended June 30, 2004 and $285,263 for the three months ended June 30, 2003, an increase of $57,559 or 20%. Included in our general and administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in general and administration expenses are corporate costs such as, but not limited to, legal and accounting , utilities, rent, office supplies and office equipment. The increase is primarily attributable to the increase in professional fees of $40,056 for legal and accounting fees associated with our recently filed registration statement, $1,600,000 loan from Stanford and the reverse split of our stock and a $21,538 increase in occupancy related to the relocation of our executive offices to 405 N. Reo Street on July 17, 2004.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     Net sales increased $980,426 or 128% for the six months ended June 30, 2004 to $1,748,349 compared to $767,923 during the same period in 2003. This increase resulted primarily from price increases, an increase in assessment transaction volume from existing customers and the addition of new customers.

     The largest contributor to our revenue growth during this six month period arose from the increase in our transaction based revenue. Our average charge per transaction increased 123% to $4.95 during the six months ended June 30, 2004, from $2.22 during the six months ending June 30, 2003, and the number of transactions processed increased 30% to 296,117 during the six months ended June 30, 2004 from 226,297 during the six months ended June 30, 2003. Revenues for these transactions increased 191% from the same period last year to $1,466,353 from $503,002. This $963,351 increase in our transaction revenue is comprised of a 16% increase attributed to increased volume and 84% of the increase is attributed to price increases.

     As stated above in December 2002, a regulatory change by the Joint Commission on Healthcare Accreditation Organization (JCAHO) discontinued a reporting requirement. The subscription based, small, single-site customers chose not to participate in the new transaction revenue model or its products and services. This regulatory change resulted in a 21% decrease in subscription revenue to $132,135 during the six months ended June 30, 2004, from $167,237 during the six months ended June 30, 2003. Although the number of total customers of the company (transaction and subscription) decreased, the weighted average revenue per customer increased 183% to $17,840 during the six months ended June 30, 2004 compared to $6,294 during the six months ended June 30, 2003, as a result of the migration of our business towards a transaction based model.

     Cost of sales for the six months ended June 30, 2004 was $500,839 or 29% of revenues as compared to $254,633 or 33% of revenues for the six months ended June 30, 2003. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department and our nurse educators. Other costs included are travel for our customer service people, professional fees, accreditation fees, teleconferencing, assessment forms and shipping. The $246,206 or 96% increase in the cost of sales was attributed to an increased staffing in our customer service and training and education departments to support the increased customer volume resulting in an increase of $224,266 in salaries and related expenses, increase in professional fees of $11,216 resulting from the hiring of temporary help and an increase of $6,050 in communications expense resulting primarily from the additional use of conference calling.

     Total operating expenses totaled $1,901,784 for the six months ended June 30, 2004 compared to $1,818,587 for the six months ended June 30, 2003, an increase of operating expenses of 5%. Operating expenses were comprised of:

     Selling and marketing expense totaled $575,929 for the six months ended June 30, 2004 compared to $593,892 for the six months ended June 30, 2003, resulting in a decrease in selling and marketing expense of $17.963 or 3%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the decrease was salaries and benefit expense decreased $19,388 due to the reduction in support positions in January. And travel decreased $39,299 due to a shift from a regional sales focus to a nation sales focus which decreased the attendance at regional trade association meetings and shifted the resources to national trade association meetings, reducing the number of meetings attended. In addition we reduced the number of employees attending each sales call to a representative from the sales organization. We use teleconferencing of skilled personnel versus on-site attendance. This decrease was partially offset by an increase in marketing and promotion expense of $20,810 due to sponsorship and participation in the Remington Think Tank. Communication expenses including teleconferencing increased $5,568 due to the participation by conference call of our professional staff at on-site sales calls and commissions increased $16,989 due to increased sales.

     Research and development expense was $279,348 for the six months ended June 30, 2004 and $286,956 for the six months ended June 30, 2003, resulting in a decrease in research and development expense of $7,608 or 3%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies.

     General and administration expense was $686,784 for the six months ended June 30, 2004 and $648,545 for the six months ended June 30, 2003, an increase of $38,239 or 6%. Included in our general and Administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in general and administration are corporate costs such as, but not limited to, legal and accounting , utilities, rent, office supplies and office equipment The principal reason for this increase is a $31,157 increase in salaries resulting from severance payouts for employees whose positions were eliminated in January of 2004, an increase of $17,937 in travel resulting from the relocation of an employee to Tampa, an increase of $7,636 in communication expense, and an increase of $40,863 in occupancy due to the relocation of our offices. These increases are partially offset by a decrease in professional fees of $59,756 resulting in the termination of a consulting agreement and lower legal and accounting costs.

Liquidity and Capital Resources

     In the past, our principal sources of liquidity were equity placements and more recently a loan provided by Stanford, a principal shareholder. As our operations have improved, our external cash requirements have decreased and our rate of collection of receivables have increased. Our principal sources of liquidity for the foreseeable future are expected to be cash flow from operations and the proceeds of our line of credit from Stanford.

     Cash at June 30, 2004 and December 31, 2003, respectively, was $250,582 and $171,728. At June 30, 2004 and December 31, 2003, respectively, we had total stockholders' equity of $582,163 and $1,236,437. During the year ended December 31, 2003, we received proceeds from two securities purchase agreements with Stanford Venture Capital Holdings, Inc ("Stanford") for our Series A preferred stock and Series B preferred stock in the approximate amount of $3,000,000.

     At June 30, 2004, Stanford had advanced $700,000 to HQS. The terms of the advance are provided under a loan and security agreement dated July 6, 2004. The $700,000 represents the maximum available under the loan and security agreement at July 6, 2004 plus $400,000 towards a liability owed the Internal Revenue Service. The infusion of cash and reduction of the tax liability resulted in a positive working capital of approximately $212,000 at June 30, 2004.

     We have incurred an accumulated deficit at June 30, 2004 of $11,722,360 compared to $11,068,086 at December 31, 2003. We had positive working capital at June 30, 2004 of $212,009 compared to negative working capital of $63,112 at December 31, 2003. The increase in working capital is due primarily to the $700,000 of cash received from the Stanford loan and security agreement and a decrease in accrued expenses of $388,193 which resulted from a $400,000 payment to the IRS that we had assumed from a predecessor company. Although our operating revenue has increased, by 121% over the same period last year, we have not yet established an ongoing source of revenues sufficient to cover our operating costs which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

     On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of the Company and HQS and a corporate guaranty that has been executed in favor of Stanford. The availability of funds from which HQS may borrow shall not exceed the following amounts on the following dates, (excluding the additional $400,000 advanced on June 30, 2004 to satisfy a $400,000 liability owed to the Internal Revenue Service):

                  July 6, 2004              $300,000
                  July 31, 2004             $550,000
                  August 15, 2004           $850,000
                  October 15, 2004          $1,050,000
                  November 15, 2004         $1,200,000

     The final draw of $150,000 on November 15, 2004 is subject to our achieving a consolidated EBITDA (before professional costs associated with our registration statement on Form SB-2 and before costs associated with the Investors Relations Agreement with American Capital Ventures, Inc.) of $50,000 or better (before professional costs associated with this prospectus and before costs associated with the Investors Relations Agreement with American Capital Ventures, Inc.) during the three months ended September 30, 2004. We cannot assure you that we will satisfy the EBITDA test for the three months ended September 30, 2004 and will either need to obtain a waiver of this requirement from Stanford in order to make the final draw on the line of credit or will need to defer expenditures that we plan to make from this final draw to enhance our prospects for growth.

     Additionally, as consideration for entering into the loan and security agreement, Stanford received warrants to purchase an aggregate of 720,000 shares of our common stock. The exercise price of the warrants is $0.001 per share and the warrants expire on June 30, 2009. Stanford has assigned 360,000 warrants to four of its employees pursuant to a warrant assignment agreement. We are obligated to register the shares of common stock underlying the warrants pursuant to a registration rights agreement.

     Accounts receivable at June 30, 2004 were $404,217 as compared to $448,038 at December 31, 2003, the decrease of 9.8% is a reflection of our decreasing days in accounts receivable due to collections on 14 accounts that were over 90 days old at December 31, 2003 totaling $75,327. Days of Sales Outstanding was 39 days at June 30, 2004 and 75 days at December 31, 2003. Management has improved the management of accounts receivable over the last six months and this has resulted in an increase in the amount of revenue collected and in a more timely manner. Our business strategy of attracting larger customers has resulted in customers have larger financial resources and submit payment timely. Our standard contract states that payment is due within 30 days of the date of the invoice. At June 30, 2004 Amedysis L.L.C. accounted for 34% of the accounts receivable.

     Other assets at June 30, 2004 were $1,145,137 as compared to $1,409,234 at December 31, 2003. These amounts were primarily due to property and equipment of $1,077,761 and $1,313,728, respectively, which consist principally of $757,934 and $964,988, respectively, of internally developed software.

     Accounts payable and accrued expenses at June 30, 2004 and December 31, 2003 were $296,619 and $619,917. The payables decrease is mainly attributed to the payment on June 30, 2004 of the tax liability of $400,000 assumed from a predecessor company.

     We anticipate that cash requirements will remain at the current level for the next 12 months as we plan on continuing to utilize current resources to continue improving our infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate that available cash resources and cash generated from operations and proceeds from the loan and security agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through June 30, 2005. As of June 30, 2004 there were no commitments for long-term capital expenditures.

     We have one customer, Amedisys, L.L.C., who accounted for 30.67% of our revenue for the quarter ended June 30, 2004. The loss of this customer could materially affect our business.

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

Item 2.           Changes in Securities.

     On May 13, 2004, our Board of Directors voted unanimously to authorize and recommend that stockholders approve a proposal to affect a reverse split effective July 6, 2004. A majority of stockholders approved the recommendation on May 27, 2004. A majority of stockholders approved the recommendation on May 27, 2004. Pursuant to the reverse split effective July 6, 2004, each two of the outstanding shares of common stock for shareholders of record on May 27, 2004 are automatically converted into one share of common stock. The reverse split does not alter the number of shares of Common Stock authorized but simply reduces the number of shares of Common Stock issued and outstanding. Further, holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock will receive half the number of shares of common stock upon conversion of their preferred stock, which such holders would have been able to receive upon conversion of their preferred shares immediately preceding the reverse split.

     On May 13, 2004 the Board of Directors voted unanimously to decrease the number of shares of the Company's common stock available under the Company's 2003 Management and Director Equity Incentive and Compensation Plan from 3,300,000 shares to 1,000,000 shares

Item 3.           Defaults upon Senior Securities.

         None.

Item 4.           Submission of Matters to a Vote of Security Holders.

     In lieu of holding an annual meeting, the Company's Board of Directors and a majority of its shareholders approved by a written consent the following proposals (the "Proposals"):

1. To elect the current members of the Company's Board of Directors to hold office until the Company's annual meeting of stockholders to be held in 2005 and until their successors are duly elected and qualified;

2. The appointment of Sherb & Co., LLP as independent auditors of the Company for the fiscal year ending December 31, 2004; and

3. Effectuate a reverse split of the Company's issued and outstanding shares of Common Stock, in the amount of 1 share for every 2 shares outstanding as May 27, 2004.

     The Company's Board of Directors approved and recommended, pursuant to a written consent dated May 13, 2004, that the Proposals be accepted including the form of Certificate of Amendment ("Amendment") to effectuate the reverse split. The Company's stockholders holding a majority of the voting power of the Company approved the Proposals, pursuant to a written consent dated May 27, 2004. The Proposals became effective on the filing of the Amendment with the Secretary of State of Nevada, on or about July 6, 2004 If the Proposals were not adopted by written consent, it would have been required to be considered by the Company's stockholders at a special or annual stockholders' meeting convened for the specific purpose of approving the Proposals.

     Stanford beneficially owning approximately 87% of the voting power of the Company, gave its written consent to the Proposals on May 27, 2004. In addition, on May 27, 2004 B. M. Milvain gave his written consent to the Proposals. The affirmative consent of Stanford and B. M. Milvain represented approval of the Proposals by the holders of an aggregate of approximately 89% of the Company's voting power.

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

(3) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on May 15, 2003.

(4) Previously filed within the Company's Definitive Information Statement filed with the Securities and Exchange Commission on June 3, 2003.

(5) Previously filed on Form 8-K/A Current Report with the Securities and Exchange Commission on February 17, 2004.

(6) Previously filed on the Company's Form 10-KSB Annual Report for the year ended December 31, 2003.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 23, 2004

                                               HEALTH SYSTEMS SOLUTIONS, INC.

                                               By:  /s/ B.M. Milvain
                                                    ---------------------------
                                                    B. M. Milvain, President
                                                    Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on August 20, 2004.

         SIGNATURE                                   TITLE

/s/ B.M. Milvain                                     President and Director
------------------
B. M. Milvain

/s/ Susan Baxter Gibson                              Principal Financial Officer
-----------------------
Susan Baxter Gibson