Form 10QSB
period 2004-09-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2004-11-15
CIK 1093913

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

                For the quarterly period ended September 30, 2004
                                       OR
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,046,780 shares of Common Stock as of November 11, 2004.


Transitional Small Business Disclosure Form (check one): Yes [  ] No [X]

                         HEALTH SYSTEMS SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I          FINANCIAL INFORMATION......................................   3
   Item 1.      Financial Statements.......................................   3
                Balance Sheet..............................................   3
                Statement of Operations....................................   4
                Statement of Cash Flows....................................   5
                Notes to the Financial Statements .........................   6
   Item 2.      Management's Discussion and Analysis or Plan of Operation..  10
   Item 3.      Controls and Procedures....................................  23

PART II         OTHER INFORMATION..........................................  23
   Item 1.      Legal Proceedings..........................................  23
   Item 2.      Changes In Securities and Small Business Issuer Purchases
                of Equity Securities.......................................  23
   Item 3.      Defaults Upon Senior Securities............................  24
   Item 4.      Submission of Matters to a Vote of Security Holders........  24
   Item 5.      Other Information..........................................  24
   Item 6.      Exhibits and Reports on Form 8-K...........................  27

SIGNATURES      ...........................................................  28

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements


                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                     ASSETS

 Current Assets
  Cash                                                       $     3,366
  Accounts receivable, net of allowance for
   doubtful accounts of $5,000                                   519,314
  Prepaids and other current assets                               89,922
                                                              ----------
    Total current assets                                         612,602

Property and equipment, net of accumulated
 depreciation and amortization of $204,538                       334,970

Software development costs, net of accumulated
 depreciation and amortization of $956,286                       647,073

Security deposits                                                 22,984
                                                              ----------
                                                             $ 1,617,629
                                                              ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capital lease obligation                 $    13,151
 Accounts payable                                                 77,113
 Accrued expenses                                                182,315
 Deferred revenue                                                124,058
 Customer deposits                                                 1,177
                                                              ----------
    Total current liabilities                                    397,814

Capital lease obligation, net of current portion                  27,154

Loans payable                                                    900,000
                                                              ----------
                                                               1,324,968
                                                              ----------
Stockholders' Equity
 Common Stock; $.001 par value; 150,000,000 shares
  authorized; 11,046,780 shares issued and outstanding            11,047
 Additional paid-in capital                                   12,392,033
 Accumulated deficit                                         (12,110,419)
                                                              ----------
    Total stockholders' equity                                   292,661
                                                              ----------
                                                             $ 1,617,629
                                                              ==========




See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                Three Months Ended           Nine Months Ended
                             -----------------------       --------------------
                                   September 30,                 September 30,
                             -----------------------       --------------------
                                2004         2003          2004         2003
                             -----------   ---------     ---------    --------
Net sales                     $ 910,299    $ 658,835   $ 2,658,648  $ 1,426,758
Cost of sales                   415,138      379,450     1,205,800      902,961
                               --------     --------    ----------   ----------
    Gross profit                495,161      279,385     1,452,848      523,797
                               --------     --------    ----------   ----------
Operating expenses
 Selling and marketing          263,413      321,734       839,342      915,626
 Research and development       148,240      153,553       427,588      440,509
 General and administrative     322,898      235,066       979,968      865,219
 Depreciation and amortization   36,450       24,731       103,118       59,975
 Interest                        20,082        1,613        23,889        5,077
                               --------     --------    ----------   ----------
    Total  operating expenses   791,083      736,697     2,373,905    2,286,406
                               --------     --------    ----------   ----------
Net operating loss             (295,922)    (457,312)     (921,057)  (1,762,609)
                               --------     --------     ----------   ----------
Non-operating expenses
 Other non-recurring               -            -           29,139         -
                               --------     --------     ----------   ----------
 Total non-operating expenses      -            -           29,139         -
                               --------     --------     ----------   ----------
Net loss                       (295,922)    (457,312)     (950,196)  (1,762,609)
                               --------     --------     ----------   ----------
Deemed preferred stock
 dividend                          -            -             -          92,137
                               --------     --------     ----------   ----------
Net loss applicable to
 common stockholders          $(295,922)   $(457,312)  $  (950,196) $(1,854,746)
                               ========     ========    ==========   ==========

Basic and diluted net loss
 per share                    $ (0.03)     $   (0.08)  $    (0.15)  $    (0.38)
                               ========     ========    ==========   ==========
Basic and diluted weighted
 average shares outstanding   9,492,571     5,523,199   6,145,481    4,614,022
                               ========     ========    ==========   ==========


See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                  Nine Months Ended
                                               ---------------------------
                                                     September 30,
                                               ---------------------------
                                                   2004           2003
                                               ----------     ------------
Cash flows from operating activities:
  Net loss                                    $ (950,196)    $ (1,762,609)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization of property
    and equipment                                103,118           59,975
   Depreciation and amortization of software
    devlopment costs                             393,093          387,131
   Gain on fixed asset disposals                    (421)            -
  Changes in operating assets and liabilities:
   Accounts receivable                           (71,277)        (309,396)
   Notes receivable                                 -              54,400
   Royalties and referral fees receivable           (100)            -
   Prepaid expenses and other current assets     (17,300)         (51,291)
   Security deposits                                -             (22,985)
   Accounts payable                               47,808         (158,573)
   Accrued expenses                             (408,296)          29,468
   Deferrred revenue                               3,238         (136,499)
   Customer deposits                              (1,461)          10,859
                                               ---------      ------------
 Net cash used in operating activities          (901,794)      (1,899,520)
                                               ---------      ------------

Cash flow from investing activities:
 Purchase of property and equipment              (90,781)        (223,769)
 Increase in software development costs          (75,177)        (291,253)
 Sale of property and equipment                    1,853             -
                                               ---------      ------------
Net cash used in investing activities           (164,105)        (515,022)
                                               ---------      ------------
Cash flow from financing activities:
 Repayment of capital lease obligation            (8,883)          (7,883)
 Proceeds from loans payable                     900,000             -
 Proceeds from the issuance of Series A
  Preferred Stock                                   -           1,000,000
 Proceeds from the issuance of Series B
  Preferred Stock                                   -           1,370,000
 Proceeds from the issuance of Common Stock        2,400             -
 Proceeds from the exercise of warrants            4,020            1,880
                                               ---------      ------------
Net cash provided by financing activities        897,537        2,363,997
                                               ---------      ------------
Increase in cash                                (168,362)         (50,545)

Cash, beginning of period                        171,728          249,261
                                               ---------      ------------
Cash, end of period                           $    3,366     $    198,716
                                               =========      ============

Cash paid during the period for
 interest expense                             $   23,889     $      5,077
                                               =========      ============


See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2004

                                   (Unaudited)


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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The results of operations for the nine-months ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2004.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - LIQUIDITY

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit of approximately $12,110,000 and has incurred a net loss of approximately $950,000 for the nine months ended September 30, 2004. Through September 30, 2004, Stanford Venture Capital Holdings, Inc. loaned HQS $900,000 under a loan and security agreement dated July 6, 2004. This infusion of cash, $400,000 of which was used towards a liability owed the Internal Revenue Service, resulted in a positive working capital of approximately $215,000 at September 30, 2004.

On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford Holdings, Inc. the majority stockholder of the Company. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of the Company and HQS and a corporate guaranty of the Company that has been executed in favor of Stanford. Through September 30, 2004, HQS has borrowed $900,000 against the loan and security agreement. The availability of the remaining funds from which HQS may borrow shall not exceed the following amounts on the following dates:

                  October 15, 2004  $550,000
                  November 15, 2004 $700,000

The final draw of $150,000 on November 15, 2004 was subject to the Company achieving a consolidated EBITDA (before professional costs associated with this prospectus and before costs associated with the Investors Relations Agreement with American Capital Ventures, Inc.) of $50,000 or better during the three months ended September 30, 2004. The Company did not meet this EBITDA test but has obtained a waiver of this requirement from Stanford to make the final draw on the line of credit on November 15, 2004, pursuant to a First Amendment to Loan Agreement dated November 10, 2004.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation: On July 6, 2004, the Company's Board of Directors unanimously voted to authorize that incentive stock options to purchase an aggregate of the Company's common stock be granted employees under the 2003 Management and Director Equity Incentive and Compensation Plan ("the Plan"). In addition, 69,000 options were granted under the Plan on August 3, 2004. Such options shall have an exercise price of $1.00 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2004, with the unexercised portion of such respective options to expire June 1, 2009 or should the employee leave the employ of the Company.

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

                                          Nine Months Ended    Nine Months Ended
                                           Sept. 30, 2004        Sept. 30, 2003
                                           --------------        --------------
Net loss (as reported)                    $    (950,196)        $   (1,762,609)

Deduct:  Total stock based
 compensation expense
Determined under the fair value
 based method for all awards granted
 modified or settled during the
 period, net of related taxes                      -                      -
                                           --------------        ---------------

Pro forma net loss                        $    (950,196)        $   (1,762,609)
                                           ==============        ===============

Basic, as reported                        $        (.15)        $         (.38)
==================                         ===============       ===============

Basic, pro forma                          $        (.15)        $         (.38)
================                           ===============       ===============

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

Allowance for doubtful accounts: The Allowance for doubtful accounts is based on the Company's assessment of the collectibilty of customer accounts and the aging of the accounts receivable. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates.

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

The Amendment of the Articles of Incorporation was filed with the Nevada Secretary of State on July 6, 2004. The reverse stock split is presented as being retroactive to January 1, 2003.

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

Effective July 6, 2004, the Company issued 225,000 shares of its common stock to American Capital Ventures, Inc. in consideration for investor relations services. Under an amended and restated investor relations agreement with American Capital Ventures, Inc., American Capital Ventures is required to provide the Company with investor relations services for a period of 18 months in consideration of 225,000 shares of common stock. The Company has also agreed to pay American Capital Ventures $12,000 per month for the term of the agreement. The shares were recorded at their fair value of $2,250.

Warrants Issued and Exercised: As additional consideration for Stanford entering into the loan and security agreement with HQS on July 6, 2004, the Company agreed to issue warrants to purchase up to an aggregate of 720,000 shares of the Company's common stock $0.001 par value per share at an exercise price of $0.001 per share. Stanford assigned 360,000 of the warrants to four of its employees pursuant to a warrant assignment agreement. All the warrants have been exercised. The warrants were recorded at their fair value of $3,300 and charged against additional paid in capital.

Item 2.           Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated the information below reflects our recently completed reverse stock split as if effectuated on January 1, 2003.

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

Overview

         Through our wholly owned subsidiary, Healthcare Quality Solutions, Inc.
(HQS), we design, develop, market, sell and support web-based, management information and business intelligence services that assist home health care companies effectively manage the clinical, operational and financial aspects of their business. Our systems are implemented on our customers' standard personal computers with access to the Internet over Microsoft Internet Explorer. Our architecture and fee structure enable our customers to rapidly and cost-effectively implement our systems for a modest transactional fee charged when a customer uses our programs to make patient clinical assessments. These systems have been designed to assist our customers to:

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

         Our services assist Home Health Agencies on a daily basis to collect, edit and correct the OASIS data and through daily and other periodic reports assist in the management of regulatory compliance risk and measurement of the patient outcome. The patient assessments containing the OASIS data are the "transactions" on which we base our charges for these services.

         We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of September 30, 2004, we had 98 customers in 35 states with 337 sites using one or more of our programs. During September 2004, our customers made over 51,000 patient clinical assessments using our programs.

         In 2002 there were about 7,000 Medicare certified home health agencies nationally that provided services to 2.2 million patients. The Balanced Budget Act of 1997 included mandates to the Centers for Medicare and Medicaid Services
(CMS) to establish a Prospective Payment System (PPS) to reduce the cost of the home health benefit and to measure the effectiveness of the care delivered. The regulations are being implemented in phases over time and include a requirement that home health agencies collect assessment data on each patient at start-of-care and at discharge (OASIS Data).

         Beginning in 1998, our predecessor businesses used the OASIS Data to provide to some of its home health agency customers quarterly clinical performance benchmarking services. In addition, our predecessor businesses transmitted OASIS Data to state agencies as required under the Medicare regulations and to the Joint Commission on Accreditation of Healthcare Organizations as required under that organization's accreditation procedures. Charges for these services were on a subscription basis. Home health agencies could pay the subscription fee annually in advance and obtain a discount from standard pricing. Revenue for customers paying up front was categorized as deferred and was earned over the course of the ensuing contract period, typically 12 months.

         In late 2002, in response to expanded PPS regulations, we introduced a series of new online processing and business intelligence services using transaction-based pricing. These products assist home health agencies on a daily basis to collect, edit and correct the OASIS Data and through daily and other periodic reports assist in the management of patient outcome analysis and regulatory compliance risk. We refer to individual patient assessments containing the OASIS Data as the "transactions" on which we base our charges for our business intelligence services.

         From February through June 2003, we rolled-out our new transaction-based pricing services to 45 sites of Amedisys, Inc., a publicly-traded Home Health Agency, doubling our transaction-based volume from 10,000 to 20,000 per month. Simultaneously, we marketed these new services to our existing subscription customers. Those incumbent customers that accepted the new services changed from a subscription basis to the new transaction basis. Where the customer would not agree to move up to the new services, the majority of these customers were dropped. Currently at September 30, 2004, 20% of our customers remain under a subscription basis. Though the majority of these customers were small single site agencies, one customer that only used our subscription services (PPS Trans) submitted over 100,000 assessments per year for processing. This customer was dropped. As this customer generated substantial negative gross margin, eliminating it from the statistics not only increased the average charge per transaction but improved the gross margin.

         The acceptance of the transaction services by new customers, the conversion of subscription customers and the elimination of low or negative margin customers resulted in an increase in transaction-based revenue relative to subscription-based revenue, as well as increasing the revenue per transaction. Fees are negotiated on a customer basis. Price increases for existing services are unlikely in the foreseeable future.

         We believe that we achieve best results with larger, multi-site customers who tend to have more sophisticated management. The majority of our current home health agency customers are expanding organically and through acquisition. We believe that our results of operations are best enhanced by the adding of additional site(s) to a current customer than it is to bring on a single site new customer.

         Our executive offices are located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609. Our telephone number is 813-282-3303. Our website is www.hqsonline.com.

Evaluation of Company Performance and Financial Condition

         Since our operations and administrative staffing levels and fixed expenses are relatively stable, the principle factor our management analyzes in evaluating our performance is changes in our principal sources of revenue. Management therefore focuses primarily on the volume of transaction sites added and the number of transactions processed in each fiscal period to evaluate our performance. To a lesser extent, management evaluates the efficiency of our operation and our staffing levels by reviewing changes in our revenue per employee and expenses per employee (which is determined by dividing revenue or expense during a period by the weighted overage headcount). To evaluate the effectiveness of our finance department and the strength of our financial position, management reviews our days of sales outstanding for each period.

Revenue Recognition

         We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Currently, we primarily employ a web-based application service provider model to deliver our services to our home healthcare customers. In instances where the customer specifies final acceptance of the system or service, we defer revenue until all acceptance criteria have been met. We price these services primarily on a transaction fee basis (calculated based upon the number of patient clinical assessments made by a customer during a period) and, to a lesser extent, on a subscription fee basis. We earn the revenues from subscriptions ratably over the period of the respective agreement, generally one year. We record cash payments received in advance or at beginning of a contract as deferred revenue. We recognize transaction fee based revenues in the period the transaction is processed. We recognize implementation fees in the month that the customer goes live and we recognize training and PPS advisory revenue in the month that the service is performed.

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

         We currently record cancellations, allowances or discounts as they occur. This practice is based on factors that include, but are not limited to, historical cancellations and analysis of credit memo activities. Cancellations, allowances and discounts are not material.

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

Software Development Costs

         We capitalize software development costs after establishing technological feasibility of the resulting product or enhancement and until the product is available for general release to customers. These costs are carried at unamortized cost. All software development costs are being amortized over the same life as purchased software, three years. The estimates used under this policy include estimates of the time and cost of developers used on each product or improvement. These estimates are based on factors that include, but not limited to, developers', work load based on functional staff analysis.

Recent Accounting Pronouncements

         Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Results of Operations

Three Months and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.


                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                  September 30,
---------------------------------------------- ----------------------------------- -----------------------------------
                                                     2003              2004              2003              2004
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Net sales...............................             100%              100%              100%              100%
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Cost of sales...........................              58                46                63                45
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Gross profit............................              42                54                37                55
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Operating expenses:
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   Selling and marketing................              49                29                64                32
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   Research and development.............              23                16                31                16
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   General and administrative...........              36                35                61                37
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   Depreciation and amortization........               4                 4                 4                 4
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Interest................................               0                 2                 0                 1
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Total operating expenses................             112                86               160                90
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Other non reoccurring expense                          0                 0                 0                 1
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Deemed preferred stock dividend                        0                 0                 6                 0
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Net income (loss).......................             (70)              (32)             (129)              (36)
---------------------------------------------- ----------------- ----------------- ----------------- -----------------

The following table sets forth certain statistical data for each of the periods indicated.

                                                           Statistical Data

----------------------------------------------------- --------------------------------- ------------------------------
                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
----------------------------------------------------- --------------------------------- ------------------------------
                                                           2003              2004              2003          2004
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Total customers (weighted average).................          110               98              118             98
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Total customers (end of period)....................          111               98              111             98
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Total sites  (weighted average)....................          404              337              379            337
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Total sites (end of period)........................          410              337              410            337
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Total assessments..................................      153,964          157,215          468,400        463,376
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Transaction customers (weighted average)..                    72               77               70             76
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Transaction customers (end of period)..............           75               78               75             78
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Transaction sites (weighted average)...............          263              320              236            314
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Transaction sites (end of period)..................          272              320              272            320
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Transactions assessments...........................      119,335          153,181          345,632        449,298
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Transaction revenues...............................     $463,666        $ 799,491         $985,225     $2,265,844
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Average charge per transaction.....................        $3.89            $5.22         $2.85          $5.04
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Subscription customers (weighted average)......               38               21               48             22
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Subscription customers (end of period).............           36               20               36             20
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Subscription sites (weighted average)..............          141               17              143             23
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Subscription sites (end of month)..................          138               17              138             17
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Subscription assessments...........................       34,629            4,034          122,768         14,078
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Subscription revenue...............................     $ 72,266         $ 48,155         $239,503       $164,128
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Training revenue                                         $74,206          $17,265          $96,102        $88,514
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Implementation & Setup Revenue                           $33,230          $30,452          $90,461       $109,065
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Other Revenue                                            $15,467          $14,936          $15,467        $31,097
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Weighted average headcount                                    52               48               45             45
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Days sales outstanding                                        56               54               56             54
----------------------------------------------------- ---------------- ---------------- -------------- ---------------

         As stated above CMS introduced regulations that require home health agencies to collect assessment data on each patient as start-of-care and at discharge (PPS system), which require home care providers to collect assessment data on each patient at start-of-care and at discharge and these assessments determine the reimbursement for each patient for a 60 day episode of care. Our total assessments are the number of patient OASIS assessments received from customers including both transaction and subscription customers. Transaction revenue is derived by multiplying the transaction assessments received in the quarter multiplied by the customer's per assessment charge. Subscription revenue is calculated based on a yearly subscription fee, regardless of the number of assessments received, and is earned ratably over twelve months. The Average Charge per Transaction is calculated by dividing the transaction revenue by the number of transaction assessments. For the three months ended September 30, 2004 the Average Charge per Assessment is $5.22 or transaction revenue of $799,491 divided by transaction assessments of 153,181.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

         Net sales increased $251,464 or 38.2% for the three months ended September 30, 2004 to $910,299 compared to $658,835 during the same period in 2003. This increase resulted primarily from price increases, an increase in assessment transaction volume from existing customers and the addition of new customers.

         The largest contributor to our revenue growth during the period arose from the increase in our transaction based revenue. Our average charge per transaction increased 34.3% to $5.22 during the three months ended September 30, 2004, from $3.89 during the three months ending September 30, 2003, and the number of transactions processed increased 28.4% to 153,181 during the three months ended September 30, 2004 from 119,335 during the three months ended September 30, 2003. Revenues for these transactions increased 72.4% from the same period last year to $799,491 from $463,666. This $335,825 increase in our transaction revenue is comprised of a 39.2% increase attributed to increased volume and 60.8% of the increase is attributed to price increases. The number of transaction based customers increased 4% to 78 customers at September 30, 2004 compared to 75 customers at September 30, 2003. During the quarter ending September 30, 2004, the number of transaction based sites increased 17.6% to 320 from 272 at September 30, 2003 and the number of subscription based sites decreased 87.6% to 17 from 138 at September 30, 2003.

         In late 2002, a regulatory change by the Joint Commission on Healthcare Accreditation Organization (JCAHO) discontinued a reporting requirement for accredited home care organizations. These modifications no longer required participation with a listed performance measurement system. The JCAHO encourages home care organizations to continue participating with a listed performance measurement system, but gave home care providers the option to use OASIS Based Quality Indicators (OBQI )and OASIS Based Quality Measures (OBQM) data and reports with JCAHO. This option uses the same data to satisfy both Federal performance data reporting requirements and ORYX benchmarking requirements and the OBQI and OBQM data is provided to the home care provider by CMS at no charge. Certain subscription based, small, single-site customers chose not to participate in the new transaction revenue model or other of our products and services. Though some of our Home Health Agency (HHA) customers were converted to the new transaction based pricing approximately 20 HHA or 50% chose to stop participation in the JCAHO accreditation program and terminated services with our company. This regulatory change resulted in a 33.4% decrease in subscription revenue to $48,155 during the three months ended September 30, 2004, from $72,266 during the three months ended September 30, 2003. The number of subscription customers decreased 44% to 20 at September 30, 2004 from 36 at September 30, 2003. Although the number of total customers of the company (transaction and subscription) decreased, the weighted average revenue per customer increased 55% to $9,289 during the three months ended September 30, 2004 compared to $5,989 during the three months ended September 30, 2003, as a result of the migration of our business towards the transaction based model.

         Cost of sales for the three months ended September 30, 2004 was $415,138 or 46% of revenues as compared to $379,450 or 58% of revenues for the three months ended September 30, 2003. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department and our nurse educators. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, assessments forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $35,688 increase in the cost of sales was attributed to primarily to an increased staffing in our customer service, training and education departments to support the increased customer volume resulting in an increase of $27,732 in salaries and related expenses, increase in professional fees if $10,009 resulting primarily from the increase in accreditation fees.

         Total operating expenses totaled $791,083 for the three months ended September 30, 2004 compared to $736,697 for the three months ended September 30, 2003, an increase of operating expenses of $54,386 or 7.4%.

         Operating expenses were comprised of:

         Selling and marketing expense totaled $263,413 for the three months ended September 30, 2004 compared to $321,734 for the three months ended September 30, 2003, resulting in a decrease in selling and marketing expense of $58,321 or 18.1%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the decrease in selling and marketing expense is attributed to the decrease in salaries and related expenses of $43,940 due to the reduction in support positions in January 2004. Travel decreased $11,462 due to a shift from a regional sales focus to a nation sales focus which decreased the attendance at regional trade association meetings and shifted the resources to national trade association meetings, reducing the number of meetings attended. In addition we reduced the number of employees attending each sales call to a representative from the sales organization. We use teleconferencing of clinical personnel versus on-site attendance and commissions decreased $20,125 due to a change in our commission plan, which increased the percentage of commissions paid on new sales but reduced the commission on renewals of HQS services. This decrease in selling and marketing expense was partially offset by an increase in professional services of $15,195 for employment agency fees for sales personnel.

         Research and development expense was $148,240 for the three months ended September 30, 2004 and $153,553 for the three months ended September 30, 2003, resulting in a decrease of $5,312 or 3.5%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies. The 3.5% decrease in expense is primarily due to the decrease in salary expense and related expenses of $5,973.

         General and administration expense was $322,898 for the three months ended September 30, 2004 and $235,066 for the three months ended September 30, 2003, an increase of $87,831 or 37.4%. Included in our General and Administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in General and Administration are corporate costs such as, but not limited to, legal and accounting , utilities, rent, office supplies and office equipment The principal reason for the increase in outside services of $70,456 due primarily to legal and accounting fees associated with the preparation of our form SB-2, $1,600,000 Security and Loan agreement from Stanford and an increase of $14,392 in occupancy due to the relocation of our offices to 405 N. Reo Street on July 17, 2003.

         Depreciation expense was $36,450 fir the three months ended September 30, 2004 and $24,731 for the three months ended September 30, 2003, an increase of $11,719 or 47.4%. The principal reason for the increase in depreciation expense of $11,719 is due to the acquisition of furniture and fixtures and leasehold improvements when we moved into our new offices in July 2003.

         Interest expense was $20,082 for the three months ended September 30, 2004 and $ $1,613 for the three months ended September 30, 2003, an increase of $18,469. The principal reason for the increase in interest expense is due to the $900,000 loan proceeds received since July 2004 from the loan and security agreement.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

         Net sales increased $1,231,890 or 86.3% for the nine months ended September 30, 2004 to $2,658,648 compared to $1,426,758 during the same period in 2003. This increase resulted primarily from price increases, an increase in assessment transaction volume from existing customers and the addition of new customers.

         The largest contributor to our revenue growth during this nine month period arose from the increase in our transaction based revenue. Our average charge per transaction increased 76.9% to $5.04 during the nine months ended September 30, 2004, from $2.85 during the nine months ending September 30, 2003, and the number of transactions processed increased 30% to 449,298 during the nine months ended September 30, 2004 from 345,632 during the nine months ended September 30, 2003. Revenues for these transactions increased 129.9% from the same period last year to $2,265,844 from $985,225. This $1,280,619 increase in our transaction revenue is comprised of a 23.1% increase attributed to increased volume and 76.9% of the increase is attributed to price increases. The number of transaction based customers increased 4% to 78 customers at September 30, 2004 compared to 75 customers at September 30, 2003. During the quarter ending September 30, 2004, the number of transaction based sites increased 17.6% to 320 from 272 at September 30, 2003 and the number of subscription based sites decreased 87.6% to 17 from 138 at September 30, 2003.

         As stated above in December 2002, a regulatory change by JCAHO discontinued a reporting requirement. The subscription based, small, single-site customers chose not to participate in the new transaction revenue model or its products and services. This regulatory change resulted in a 31.5% decrease in subscription revenue to $164,128 during the nine months ended September 30, 2004, from $239,503 during the nine months ended September 30, 2003. Although the number of total customers of the company (transaction and subscription) decreased, the weighted average revenue per customer increased 124.3% to $27,129 during the nine months ended September 30, 2004 compared to $12,091 during the nine months ended September 30, 2003, as a result of the migration of our business towards a transaction based model.

         Cost of sales for the nine months ended September 30, 2004 was $1,205,800 or 45% of revenues as compared to $902,961 or 63% of revenues for the nine months ended September 30, 2003. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department and our nurse educators. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, assessments forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $302,839 increase in the cost of sales was primarily attributed to an increased staffing in our customer service and training and education departments to support the increased customer volume resulting in an increase of $251,998 in salaries and related expenses, an increase of $21,226 of outside services resulting primarily from the hiring of temporary help, an increase in communication expense of $16,843 due to the data hosting services and conference calling, an increase in depreciation expense for our internally developed software of $5,962 and an increase in travel expense of $5,753.

         Total operating expenses totaled $2,373,905 for the nine months ended September 30, 2004 compared to $2,286,406 for the nine months ended September 30, 2003, an increase of operating expenses of 3.7%.

         Operating expenses were comprised of:

         Selling and marketing expense totaled $839,342 for the nine months ended September 30, 2004 compared to $915,626 for the nine months ended June 30, 2003, resulting in a decrease in selling and marketing expense of $76.284 or 8.3%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the decrease was Salaries and benefit expense decreased $63,328 due to the reduction in support positions in January and travel decreased $50,762 due to a shift from a regional sales focus to a nation sales focus which decreased the attendance at regional trade association meetings and shifted the resources to national trade association meetings, reducing the number of meetings attended. In addition we reduced the number of employees attending each sales call to a representative from the sales organization. We currently demonstrate breadth of knowledge using teleconferencing of clinical personnel versus on-site attendance. This decrease was partially offset by an increase in marketing and promotion expense of $25,641 due to sponsorship and participation in the Remington Think Tank (a clinical home healthcare industry seminar hosted by the Remington Report) and professional services increase of $16,303 for employment agency fees for sales personnel.

         Research and development expense was $427,588 for the nine months ended September 30, 2004 and $440,509 for the nine months ended September 30, 2003, resulting in a decrease in research and development expense of $12,920 or 2.9%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies.

         General and administration expense was $979,968 for the nine months ended September 30, 2004 and $865,219 for the nine months ended September 30, 2003, an increase of $114,748 or 13.3%. Included in our General and Administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in General and Administration are corporate costs such as, but not limited to, legal and accounting, utilities, rent, office supplies and office equipment The principal reason for the increase in salaries and related expenses of $36,199, an increase in travel expense of $18,031 primarily related to the relocation of an employee to Tampa, an increase in Outside Services of $10,701 due primarily to legal and accounting fees associated with the preparation of our Form SB-2, $1,600,000 Security and Loan agreement from Stanford and an increase of $55,256 in occupancy due to the relocation of our offices to 405 N. Reo Street on July 17, 2003.

         Depreciation expense was $103,118 for the nine months ended September 30, 2004 and $59,975 for the nine months ended September 30, 2003, an increase of $43,143 or 71.2%. The principal reason for the increase in depreciation expense of $43,143 is due to the acquisition of furniture and fixtures and leasehold improvements when we moved into our new offices in July 2003.

         Interest expense was $23,889 for the nine months ended September 30, 2004 and $ $5,077 for the nine months ended September 30, 2003, an increase of $18,812. The principal reason for the increase in interest expense is due to the $900,000 loan proceeds received since July 2004 from the loan and security agreement.

Liquidity and Capital Resources

         We have incurred an accumulated deficit at September 30, 2004 of approximately $12,110,419 compared to $11,160,223 at December 31, 2003. We had positive working capital at September 30, 2004 of $214,788 compared to negative working capital of $63,112 at December 31, 2003. The increase in working capital is due primarily to the $900,000 of cash received from the Stanford loan and security agreement and a decrease in accrued expenses of $408,297 which resulted from a $400,000 payment to the IRS that we had assumed from a predecessor company. The outstanding balance of the loan from Stanford is due on July 6, 2007. The loan was recorded as a long term liability. Although our operating revenue has increased, by 86% over the same period last year, we have not yet established an ongoing source of revenues sufficient to cover our operating costs which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

         In the past, our principal sources of liquidity were equity placements and more recently a loan provided by Stanford, our principal shareholder. As our operations have improved, our external cash requirements have decreased and our rate of collection of receivables have increased. Our principal sources of liquidity for the foreseeable future are expected to be the proceeds of our line of credit from Stanford, under which, as of November 15, 2004, $550,000 remains available to us. Currently, our monthly negative cash flow from operations is approximately $20,000. We believe the funds available under our line of credit will be sufficient to maintain our operations over the next 12 months.

         Cash at September 30, 2004 and December 31, 2003, respectively, was $3,366 and $171,728. At September 30, 2004 and December 31, 2003, respectively, we had total stockholders' equity of $292,661 and $1,236,437. During the year ended December 31, 2003, we received proceeds from two securities purchase agreements with Stanford Venture Capital Holdings, Inc ("Stanford") for our Series A preferred stock and Series B preferred stock in the approximate amount of $3,000,000.

         At September 30, 2004, Stanford had advanced $900,000 to HQS. The terms of the advance are provided under a loan and security agreement dated July 6, 2004. The $900,000 represents less than the maximum available under the loan and security agreement at September 30, 2004, which was $850,000 plus $400,000 towards a liability owed the Internal Revenue Service. The infusion of cash and reduction of the tax liability resulted in a positive working capital of approximately $214,788 at September 30, 2004.

         On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of our company and HQS and a corporate guaranty that has been executed in favor of Stanford. All funds are currently available to us.

         A final draw of $150,000 on November 15, 2004 was subject to our achieving a consolidated EBITDA (before professional costs associated with our registration statement on Form SB-2 and before costs associated with the Investors Relations Agreement with American Capital Ventures, Inc.) of $50,000 or better (before professional costs associated with this prospectus and before costs associated with the Investors Relations Agreement with American Capital Ventures, Inc.) during the three months ended September 30, 2004. Stanford has waived the requirement.

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

         Accounts receivable at September 30, 2004 were $519,314 as compared to $448,038 at December 31, 2003, the an increase of approximately 16%. The increase is due to one customer -Amedisys, Inc. Without this customer, customer accounts receivable decreased 19.2% which is a reflection of our decreasing days in accounts receivable due to collections on 14 accounts that were over 90 days old at December 31, 2003 totaling $75,327. Days of sales outstanding was 54 days for three months ended September 30, 2004 compared with 75 days for the year ended December 31, 2003. Management has improved the management of accounts receivable over the last six months and this has resulted in an increase in the amount of revenue collected and in a more timely manner. Our business strategy of attracting larger customers has resulted in customers have larger financial resources and submit payment timely. Our standard contract states that payment is due within 30 days of the date of the invoice. At September 30, 2004 Amedisys, Inc accounted for 34.5% of the accounts receivable. The loss of Amedisys would materially decrease our revenues. For the nine months ended September 30, 2004, 33.2% of our revenues were generated from Amedisys.

         Other assets at September 30, 2004 were $1,094,949 as compared to $1,409,234 at December 31, 2003. These amounts were primarily due to property and equipment of $982,043 and $1,313,728, respectively, which consist principally of $647,073 and $964,988, respectively, of internally developed software. The decrease of $317,915 in internally developed software is due to $393,093 increase in accumulated depreciation and is offset by an addition of $75,178 in capitalized FASB-86 costs for the nine months ended September 30, 2004.

         Accounts payable and accrued expenses at September 30, 2004 and December 31, 2003 were $259,428 and $619,917, respectively. The payables decrease is mainly attributed to the payment on June 30, 2004 of the tax liability of $400,000 assumed from a predecessor company.

         We anticipate that cash requirements will remain at the current level for the next 12 months as we plan on continuing to utilize current resources to continue improving our infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate proceeds from the loan and security agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through September 30, 2005. As of September 30, 2004 there were no commitments for long-term capital expenditures.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

         On July 6, 2004, the Company's Board of Directors unanimously voted to authorize that incentive stock options to purchase an aggregate of the Company's common stock be granted employees under the 2003 Management and Director Equity Incentive and Compensation Plan ("the Plan"). In addition, 69,000 options were granted under the Plan on August 3, 2004. Such options shall have an exercise price of $1.00 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2004, with the unexercised portion of such respective options to expire June 1, 2009 or should the employee leave the employ of the Company.

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

         Effective July 6, 2004, the Company issued 225,000 shares of its common stock to American Capital Ventures, Inc. in consideration for investor relations services. Under an amended and restated investor relations agreement with American Capital Ventures, Inc., American Capital Ventures is required to provide the Company with investor relations services for a period of 18 months in consideration of 225,000 shares of common stock. The Company has also agreed to pay American Capital Ventures $12,000 per month for the term of the agreement. The shares were recorded at their fair value of $2,250.

         As additional consideration for Stanford entering into the loan and security agreement with HQS on July 6, 2004, the Company issued warrants to purchase up to an aggregate of 720,000 shares of the Company's common stock $0.001 par value per share at an exercise price of $0.001 per share. Stanford assigned 360,000 of the warrants to four of its employees pursuant to a warrant assignment agreement. All the warrants have been exercised. The warrants were recorded at their fair value of $3,300 and charged against additional paid in capital.

Item 3.           Defaults upon Senior Securities.
         None.
Item 4.           Submission of Matters to a Vote of Security Holders.
         None
Item 5.           Other Information.
         None.
Item 6.           Exhibits and Reports on Form 8-K.

(a) Documents filed as part of this Form 10-QSB.

    2.1 Agreement and Plan of Merger dated as of October 16, 2002 among the Company, certain principal shareholders of the Company, HQS and PAL
             (1)

    3.0 Certificate of Incorporation and Change of Domicile (filed on Definitive Proxy Statement with the Securities and Exchange Commission on August 23, 2001)

    3.1 Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split) (1)

    3.2 Certificate of Amendment to the Company's Articles of Incorporation (designation of Series A Preferred Stock) (1)

    3.3 Certificate of Amendment to the Company's Articles of Incorporation (name change) (2)

    3.4      Certificate of Designation of Series B Preferred Stock (3)

    3.5 Certificate of Amendment to the Company's Articles of Incorporation (increasing the authorized number of shares of common stock and Preferred Stock) (4)

    3.6 Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split) (7)

    3.7      Bylaws (9)

    4.1      2003 Management and Director Equity Incentive Compensation Plan (4)

   10.1 Securities Purchase Agreement dated as of October 16, 2002, by and among the Company, certain principal shareholders of the Company and Stanford (1)

   10.2      Form of Warrant Agreement and Warrant Assignment Form (1)

   10.3 Registration Rights Agreement dated as of October 22, 2002 among the Company, Stanford, Daniel Boger, Ronald Stein, Osvaldo Pi, William Fusselmann and Deluxe Investment Company (1)

   10.4 Equity Financing Commitment Letter dated October 22, 2002 from Stanford to the Company (1)

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

   10.8 Registration Rights Agreement dated as of April 30, 2003 among the Company and Stanford Venture Capital Holdings, Inc. (3)

   10.9 March 25, 2004 Amendment to Registration Rights Agreement, dated April 30, 2003, as amended (6)

   10.10     Loan and Security Agreement dated July 6, 2004(8)

   10.11     Warrant Purchase Agreement dated July 6, 2004(8)

   10.12 Amended and Restated Investor Relations Agreement with American Capital Ventures, Inc., dated August 5, 2004 (9)

   10.13     Registration Rights Agreement dated July 6, 2004(8)

   10.14     Warrant Assignment Agreement dated July 6, 2004(8)

   10.15     Escrow Agreement with Deluxe Investment Company (9)

   10.16     Deluxe Investment Company Purchase Agreement (9)

   10.17     First Amendment to Loan and Security Agreement (9)

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

   31.1      Rule 13a-14(a)/15d-4(a) Certification of Principal Executive
             Officer

   31.2      Rule 13a-14(a)/15d-4(a) Certification of Principal Financial
             Officer

   32.1      Section 1350 Certification of Principal Executive Officer

   32.2      Section 1350 Certification of Principal Financial Officer

                           (1) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on November 1, 2002.
                           (2) Previously filed on the Company's Definitive Information Statement with the Securities and Exchange Commission on November 15, 2002.
                           (3) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on May 15, 2003.
                           (4) Previously filed within the Company's Definitive Information Statement filed with the Securities and Exchange Commission on June 3, 2003.
                           (5) Previously filed on Form 8-K/A Current Report with the Securities and Exchange Commission on February 17, 2004.
                           (6) Previously filed on the Company's Form 10-KSB Annual Report for the year ended December 31, 2003.
                           (7) Previously filed on the Company's Definitive Information Statement with the Securities and Exchange Commission on June 17, 2004.
                           (8) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on July 6, 2004.
                           (9) Filed on Form SB-2 Registration Statement (as amended) with the Securities and Exchange Commission on July 8, 2004.

(b) Reports on Form 8-K.

On July 6, 2004, the Company filed a report on Form 8-K under Item 5 and on July 9, 2004, the Company filed a report on Form 8-K/A under Item 5 to disclose that on July 6, 2004, HQS, the Company's operating subsidiary, entered into a loan and security agreement with Stanford pursuant to which Stanford agreed to advance an aggregate of $1.6 million to HQS pursuant to a revolving credit facility.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 15, 2004

                                                  HEALTH SYSTEMS SOLUTIONS, INC.

                                              By:/s/ B. M. Milvain
                                                  ----------------------------
                                                  B. M. Milvain, President
                                                  Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on November 11, 2004.

         SIGNATURE                                            TITLE
/s/ B. M. Milvain
-------------------------                             President and Director
B. M. Milvain

/s/ Susan Baxter Gibson
-------------------------                            Principal Financial Officer
Susan Baxter Gibson