Form 10KSB/A
period 2003-12-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2005-02-14
CIK 1093913

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB
                                   (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-24681

                         HEALTH SYSTEMS SOLUTIONS, INC.

             (Exact name of registrant as specified in its charter)

             NEVADA                                           82-1513245
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

                                 (813) 282-3303
                                 ---------------
               Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  N/A        Name of each exchange on which registered:  N/A

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          ------------------------------
                                (Title of Class)

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

State issuer's revenues for its most recent fiscal year.   $2,069,758.

The aggregate market value of Common Shares held by non-affiliates of the Registrant (2,004,721 shares), as of December 1, 2004, was $2,004.72.

The number of Common Shares outstanding on December 1, 2004, was 11,046,780 Documents Incorporated By Reference: Not Applicable.
Transitional Small Business Disclosure Form (check one):  Yes [  ] No [X]

                         HEALTH SYSTEMS SOLUTIONS, INC.
                                  FORM 10-KSB/A
                                      INDEX


PART I            ............................................................1

     Item 1.      Business....................................................1

     Item 2.      Properties.................................................11

     Item 3.      Legal Proceedings..........................................11

     Item 4.      Submission of Matters to a Vote of Security Holders........11

PART II           ...........................................................12

     Item 5.      Market for the Common Equity, Related Stockholder
                  Matters and Small Business Issuer Purchases of Equity
                  Securities.................................................12

     Item 6.      Management's Discussion and Analysis or Plan of Operations.13

     Item 7.      Financial Statements.......................................27

     Item 8.      Changes in and Disagreements with Accountants on Accounting
                  And Financial Disclosure...................................28

     Item 8A.     Controls and Procedures....................................29

     Item 8B.     Other Information..........................................29

PART III          ...........................................................30

     Item 9.      Directors and Executive Officers of the Registrant.........30

     Item 10.     Executive Compensation.....................................32

     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters.................36

     Item 12.     Certain Relationships and Related Transactions.............37

     Item 13.     Exhibits, Lists, and Reports on Form 8-K...................39

     Item 14.     Principal Accountant Fees and Services.....................40

SIGNATURES

                                     PART I

  ITEM 1.BUSINESS

  Overview

         Health Systems Solutions, Inc., through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. ("HQS") designs, develops, markets, sells and supports web-based, management information and business intelligence services that assist home health care companies more effectively manage the clinical, operational and financial aspects of their business. Our systems are implemented on our customers' standard personal computers with access to the Internet over Microsoft Internet Explorer. Our architecture and fee structure enable our customers to rapidly and cost-effectively implement our services for a modest transactional fee charged when a customer uses our programs to process patient clinical assessments. These services have been designed to assist our customers in or by:

         o        Increasing revenue;

         o        Reducing cost;

         o        Standardizing processes;

         o        Improving the quality of patient outcomes; and

         o        Minimizing regulatory compliance risk.

         Our services address the issues of measuring quality of care while simultaneously reducing cost, improving patient outcomes and minimizing compliance risk. Effective management of home health agencies requires accurate collection of many data elements and using this data to determine the reimbursement for the care and to measure and improve the quality of the care delivered. Our services offer cost-effective, accurate and automated methods of improving the quality of the data collected and enable our customers to use the data to provide daily reports that identify anomalies in clinical observations, identify profit or loss potential for an episode of care, assist with managing regulatory compliance risk, and perform benchmark observations about the data against our national database of over 1 million episodes of care.

         We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of December 31, 2003, we had approximately 116 customers in 41 states with approximately 387 sites using one or more of our services. During September 2004, our customers processed over 51,000 patient clinical assessments using our programs.

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

         Beginning in 1998, our predecessor businesses used the OASIS Data to provide to some of its home health agency ("HHA") customers quarterly clinical performance benchmarking services. In addition, our predecessor businesses transmitted OASIS Data to state agencies as required under the Medicare regulations and to the Joint Commission on Accreditation of Healthcare Organizations as required under that organization's accreditation procedures. Charges for these services were on a subscription basis. Home health agencies could pay the subscription fee annually in advance and obtain a discount from standard pricing. Revenue for customers paying up front was categorized as deferred and was earned over the course of the ensuing contract period, typically 12 months.

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

         Our executive offices are located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609 and our telephone number is 813-282-3303. Our website is located at www.HQSonline.com. Information on our website is not a part of this report.

         References throughout this annual report to "Health Systems Solutions," "HSS," "the Company," "we," "us" and "our" refer to Health Systems Solutions, Inc., a Nevada corporation, and our operating subsidiary, Healthcare Quality Solutions, Inc. ("HQS").

Recent Events

         On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford Venture Capital Holdings, Inc. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of our company and HQS and a corporate guaranty that has been executed in favor of Stanford. As of November 15, 2004, we had drawn $1,050,000 under this facility and an additional amount of $550,000 was available to us under the facility.


         Additionally, as consideration for entering into the loan and security agreement, Stanford received warrants to purchase an aggregate of 720,000 shares of our common stock. The exercise price of the warrants is $0.001 per share and the warrants expire on June 30, 2009. Stanford has assigned 360,000 warrants to four of its employees pursuant to a warrant assignment agreement which have been exercised effective August 12, 2004. We are obligated to register the shares of common stock underlying the warrants held by the Stanford employees pursuant to a registration rights agreement. Stanford exercised its warrants on September 8, 2004.


         On July 6, 2004, we effectuated a 1-for-2 reverse stock split of all of the issued and outstanding shares of our common stock. The reverse stock split was approved by our board of directors and the holders of a majority of our voting stock on May 13, 2004 and May 27, 2004, respectively.

         Subsequent to the reverse split, Stanford converted all of its Series A and Series B preferred stock in our company into an aggregate of 7,190,171 shares of our common stock.

         250,000 shares of our common stock issued to Deluxe Investment Company were subject to an escrow agreement which provided, among other things, that if we did not receive third party financing from sources other than Stanford on or before October 22, 2004 or enter into an acquisition on or before October 22, 2004, that the 250,000 shares of our common stock held by Deluxe would be immediately returned to our company and canceled. As required under the escrow agreement, we have sent the escrow agent a demand for the shares. Upon receipt of the shares, such shares will be canceled and returned to our treasury.

History of our Business

         The ultimate predecessor of our business was a corporation known as Provider Solutions Corp. ("PSC") that was formed to develop the technology that we employ in our business. PSC was a Florida corporation organized in 1992. PSC raised an aggregate of approximately $7 million on a secured basis. Summary results of operations data for the fiscal year of PSC ended March 31, 2002 and period from January 1, 2002 through September 16, 2002 is forth under "Summary Statement of Operations Data."

         On July 2, 2002, PSC filed an assignment for the benefit of creditors under Florida law. Stanford, one of PSC's secured creditors, formed Provider Acquisition LLC ("PAL") in order to make an offer to the Assignee to purchase all of the assets of PSC. In accordance with an Asset Purchase Agreement dated September 17, 2002, PAL purchased all of the assets of PSC for a sum of $225,000, subject to secured indebtedness of approximately $7 million and assumed an obligation to pay the trust fund portion of PSC's obligations to the Internal Revenue Service in the approximate amount of $400,000.

         Following PAL's acquisition of the assets of PSC, Stanford and the other holders of PSC's secured indebtedness converted all of the indebtedness into equity of PAL.

         On October 22, 2002, PAL consummated an agreement and plan of merger with Silver Key Mining Company, Inc. and its newly formed wholly-owned subsidiary, Healthcare Quality Solutions, Inc., a Florida corporation ("HQS") whereby the business that PAL had acquired from PSC was transferred to HQS and the equity ownership interests in PAL were exchanged for the majority of the issued and outstanding shares of common stock of Silver Key Mining Company. On October 23, 2002, the effective time of the merger, the 100% equity interests of PAL were exchanged for an aggregate of 1,071,429 shares of our common stock. Stanford received 957,921 shares of our common stock issued pursuant to the Merger Agreement. An additional 237,399 shares were issued in connection with the merger to a third party in consideration of facilitating the merger. Prior to the merger, none of the holders of equity interests in PAL, including Stanford, owned any shares of common stock or had any other interest in our company.

Summary Statement of Operations Data

         We develop and provide assistance to the health care industry in managing their business through HQS, our wholly-owned subsidiary. HQS was formed on October 15, 2002. HQS was incorporated for the purpose of facilitating the merger with Provider Acquisition, LLC ("PAL"), which was organized in June 2002. On September 17, 2002 PAL acquired the right, title and interest from an assignee for the benefit of creditors of Provider Solution Corp. ("PSC"), a Florida corporation which was originally organized in September 1992. Pursuant to the terms of a merger agreement dated October 22, 2002, PAL was merged with HQS and HQS survived as our wholly-owned subsidiary. The merger was accounted for as a "reverse merger," wherein the former interest holders of PAL acquired a majority of the controlling interest (58%) of the common stock of our company. Prior to the merger, we were considered a development stage company and had no assets or capital and no significant operations or income. We have provided this data to provide additional historical information related to our operations. However, as PAL and PSC are predecessor companies, their results of operations have no bearing on the future results of our company.

                                    Predecessor Companies
                        ----------------------------------------------------------
                           Provider Solutions Corp.        Provider Acquisitions, LLC        Health Systems Solutions, Inc.
                           -----------------------        ---------------------------------  ------------------------------
                                                               Period            Period
                                              Period        June 28, 2002     June 28, 2002
                                          January 1, 2002    (inception)       (inception)
                           Year Ended         through          through           through        Year Ended
                            March 31,      September 16     September 30,     December 31,     December 31,
                               2002            2002             2002              2002             2003
-------------------------------------------------------------------------------------------------------------------

Net sales                 $2,028,075          783,288           $44,854         $320,302          $2,069,758
Cost of sales             $1,276,527          588,634           $15,978         $321,582           $1410,271
Gross profit                $751,548          194,654           $28,876          ($1,280)           $659,487
Operating expenses        $4,634,249        2,299,066         $ 160,584       $8,401,858          $3,324,436
Net loss                 ($3,882,701)      (2,104,352)      ($7,086,635)*    ($8,403,138)*       ($2,757,086)**


* Includes impairment of goodwill of $6,954,927
** Includes $92,137 deemed preferred stock dividend.

Industry Background

         As reported on September 22, 2003 by the United States Centers for Medicare and Medicaid Services ("CMS"), an agency of the United States government, the home health industry is highly fragmented and currently comprised of more than 7,000 companies that provide skilled nursing, therapy, aide service, or medical social work to beneficiaries in their homes. These companies range from facility-based agencies to small, publicly traded and privately held companies and visiting nurse associations. According to CMS, home health expenditures were $33 billion in 2001. According to CMS, certain securities analysts forecast that the industry will grow at an annual rate of 5% to 10% as a result of favorable demographic trends, new clinical protocols that have increased the range of home care services (rehab in particular) and the lower cost of home care versus other institutional settings. A complete copy of the report is available online at http://www.cms.hhs.gov/reports/hcimu/heimu_09222003.pdf.

         We expect the consolidation of the industry which accelerated after the passage of the Balanced Budget Act of 1997, to continue. We believe that in the process of consolidation, home care management will require solutions that help them streamline their operations, standardize the delivery of care, maximize the reimbursement under the regulations, improve the quality of care delivered, and minimize the compliance risk. By providing outsourced services, we help reduce the information technology burdens of our customers, enabling them to focus on their core businesses and react quickly to dynamic market conditions.

         In October 2000, the federal government introduced the Medicare Home Health Prospective Payment System (PPS). These rules require the collection and reporting of vast amounts of patient data that must be extracted edited, corrected, formatted, exported and reported on rigorous schedules. The importance of ensuring the data is accurate and timely cannot be overstated, as the very success of a home care company participating in Medicare is dependent on meeting these requirements. Under these rules, home health agencies are mandated to prove the care delivered improves the patient's functional ability. The mandates introduce reimbursement levels calculated in advance based upon the assessed need of the patient. An error in collecting the data on the initial patient assessment can cost thousands of dollars in missed reimbursement. An error in collecting the data on the final assessment can bring on the rejection of an entire claim, or worse, an audit survey by a government agency that results in fraud and abuse charges.

         The data must be collected using a standardized tool called the Outcome and Assessment Information Set (OASIS) to collect 109 data elements that must be reported to government agencies on rigorous schedules and must meet an extensive editing process (There are over 400 mandated OASIS edits). It is critical for the home health business that the data is accurate and valid as the data is used to determine the level of reimbursement received for the care provided and is used by the government to measure, and publicly report on, the quality of care delivered.

         Methods for capturing data include filling out paper forms then key entering the required data into a workstation or personal computer using free, government-supplied software, or directly into information management systems supplied by another party. The data is subsequently transmitted to the government. Government computers edit the answers highlighting errors. The HHA must dial into the government site to retrieve its reports, then in an off-line procedure correct the errors and resubmit the data. Either approach has minimal data validation capabilities, particularly as it relates to determining any clinical anomalies that might exist in the data.

         In addition, the nature of home health care is such that the field nurse and the data entry staff, nursing supervisor, quality assurance staff, clinical manager and operations management are typically remote from one another, making collaboration over identified issues difficult if not impossible to resolve. The result is increasing overnight courier, fax and telephone costs combined with rejected claims, extended accounts receivable days outstanding and inconsistent care delivery. The clinical staff struggles to meet the government deadlines and regulations while the financial management pushes for faster turnaround to improve cash flow. Multiple sites compound the management problems.

Our Solution

         We provide systems that are designed to assist our customers improve the quality of the data collected, identify clinical anomalies in nursing and therapy observations in the collected data, identify profit or loss potential, provide daily reports to assist with managing care delivery and compliance risk and benchmark observations about the data against our national database of over 1 million home care episodes. These services help manage the clinical, operational and financial aspects of a home care company in order to maintain a balance between the patient outcome and the Medicare reimbursement received. We refer to our products and services as our "PPS Advantage(TM)" suite. PPS Advantage(TM) enables our customers to realize the following benefits:

         A Data Collection Process That Is Cost Effective, Accurate and Timely.

         Using the Internet as a communication tool, we deliver cost-effective, accurate and timely PPS data collection services. We provide our customers with multiple methods for submitting data: a fax to our image server, a document image, an electronic file upload or on-line key entry. One of our data collection-related services provided to fax and scanning customers is the verification of data by our data services staff. Digital data extracted from faxed or scanned images is available for viewing and manipulation using the Web within two hours of receipt.

         A Data Edit and Correction Process That Ensures Data Accuracy Prior To Transmission.

         Once data is received at our data services center, our software performs a series of edits on the data including the more than 400 published by the government and the more than 100 of our proprietary SmartEdits(TM) processes. These proprietary edits compare responses to multiple questions to ensure the clinical responses are valid and clinically consistent across the questionnaire. All edits are identified and any authorized user, anywhere on the Internet with proper security can review the edits and make appropriate changes on-line. Multiple people can collaborate in real time in making revisions on the same data. As a part of this process, our systems calculate, on demand, the anticipated reimbursement using the customer's cost data and determines whether a profit or loss can be expected based on the responses to certain questions. This enables the customer to verify if the data is accurate and a loss, as an example, should stand or if some responses should be modified. The system allows a "what-if" approach to analyzing the impact of particular responses.

         A Data Transmission Process That Is Cost Effective and Timely.

         After the data is determined to be accurate and valid, our staff manages the transmission of the data to the government as required under the rules. Currently we transmit to over 40 states that act as intermediaries for the federal agency managing this program (the Centers for Medicare and Medicaid Services, or CMS). Reports posted to the state website are retrieved and posted to the customer portion of our site by our staff, substantially simplifying the customer's job.

         A Daily Management Tracking System to Increase Revenue, Improve Care Delivery and Compliance Risk Management.

         Our service provides a series of daily reports that provide business intelligence and decision support intelligence for the customer relative to the rules for participating in the Medicare program (Conditions of Participation). Such things as meeting transmission date requirements (Lock Dates); recertification windows (56 to 60 days from the Start-of Care date); and other items are identified and used to ensure the appropriate process is being followed.

         The Application of Standard Operating Process is Ensured Across the Enterprise.

         By automating and centralizing the daily management of processes relating to patient care delivery and compliance management, our customers are able to consistently administer various policies and procedures. Those customers of ours that are growing through acquisitions of other home health agencies can implement our systems into the acquired agencies to rapidly integrate the newly acquired business into the existing process stream.

         Benchmarking Performance Relative to Our National Database of Outcomes.

         Using our national database of outcomes to compare an agency to the national norms, management can determine where they stand relative to national benchmarks of outcomes, reimbursement, quality of care by specific diseases, and other measures.

         Rapid Implementation.

         The only elements required at a customer site are Microsoft Internet Explorer, a personal computer or a workstation and an Internet connection. All operating software remains on our servers. This centralized approach radically limits the capital expenditure required to implement and support the solutions while simultaneously dramatically reducing the implementation cycle. We offer professional services that assist customer staff optimize the use of the services. These services qualify for Continuing Education Unit credits required for skilled nursing professionals to retain licensure.

         A Highly Flexible, Open and Scalable System.

         Our services are based on a modular platform using industry standard open architecture that is scalable from a company with a single user on a single personal computer to multi-site, multi-user enterprise. Our customers can add additional users or sites quickly and easily.

Growth Strategy

         We believe that many home health agencies lack the technology and operational efficiency to succeed in today's increasingly complex environment. Our objective is to extend our position as a leading provider of management solutions for home care and to enter the market for solutions to other post acute care industries. Key elements of this strategy include:

         Leverage Our Existing Customer Base.

         We believe significant opportunities exist to leverage our existing customer base by selling increased applications that we offer to customers that utilize less than the full suite of programs, as well as by expanding our suite of programs to provide our customers with enhanced functionality and increase transactional volumes. We intend to continue to develop our current service offerings and to introduce new solutions that assist in the management of specific disease states and complementary products or provide other industry services and may recommend, but not directly resell our services.

         Offer Our Services to Other Segments of The Post Acute Industry.

         We believe that the interest in tools to assist in the management of disease states and conditions will provide us with opportunities to further develop our platform to provide solutions to nursing homes, skilled nursing facilities and inpatient rehabilitation facilities.

Our Products and Services

         Our customers are required to capture large amounts of patient information on a daily basis, throughout the course of an episode of care and within short timeframes in order to meet inflexible deadlines. The accuracy and validity of the data is critical and the data must be analyzed and monitored continuously in order to ensure that appropriate reimbursement is received for care delivered, the recommended clinical procedures are diligently followed, a high level of patient outcome is maintained (as measured against national norms) and regulatory requirements are continuously met. Our services are designed to meet these requirements on a highly available, rapid response basis.

         Our products are designed to assist the homecare agency more effectively manage its business under the emerging requirements of CMS' Prospective Payment System. Our products streamline the collection, correction and submission process for mandated OASIS data; improve reimbursement rates; improve cash flow; ensure regulatory compliance; and provide decision support to improve clinical practice. Our services are offered on a transaction fee and a subscription fee basis. Our products are marketed under the PPS Advantage(TM) name.

         PPS Collect(TM) is the umbrella name for a variety of methodologies by which a homecare agency's patient's OASIS assessment data can be submitted to our website. The offering includes faxing paper documents, uploading electronic files and keying data into an electronic form.

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

Customers

         Our solutions are provided to home health customers ranging in size from single to large multi-site organizations. As of December 31, 2003, we had approximately 116 customers in 41 states with approximately 387 sites operating one or more of our programs. Our largest customer Amedisys, a publicly traded company represented approximately 28.5% of our revenue for the year ended December 31, 2003. We are substantially reliant on the continued use of our products by Amedisys. Our only customer that accounted for 10% or greater of our revenues during the year ended December 31, 2003, was Amedisys, Inc.

         We have entered into an information management and operations services agreement with Amedisys, Inc. Under the agreement we have agreed to provide Amedisys with an internet-accessed, multi-user, post-acute healthcare information system that permits Amedisys to accomplish certain information management functions. Under the agreement we are required to maintain a help desk that provides telephone advice and guidance for Amedisys and its employees. We receive certain fixed rates for the base services we provide to Amedisys, plus additional compensation in the event that Amedisys orders and receives additional services in connection with education or help desk services. The term of this agreement is through February 24, 2004 and the term is automatically extended for successive periods of one year unless either party delivers written notice to the other party of its election not to extend the term of the agreement at least 90 days before the expiration of the then current term. As of the date of this report neither party has provided notification of termination. The agreement may also be terminated by either party: (1) in the event that the other party defaults in performance of any material provision of the agreement and such default continues and is not cured within 30 days of written notice of such default; (2) in the event that the other party commits any material act of dishonesty, gross carelessness or gross misconduct in the performance of the agreement; or (3) in the event that voluntary or involuntary proceedings are commenced for the winding up or dissolution of the other party or for any action or relief taken or suffered by the other party as bankrupt or insolvent under any bankruptcy or insolvency laws.

Sales and Marketing

         We sell our services primarily through a direct sales force of 4 sales personnel. Since mid-2003, we have focused on expanding our vendor partnerships to enhance vendor assisted referrals. Our largest partnership is with Briggs Corporation, the largest supplier of clinical documentation systems for home health care and with whom we have jointly developed a selection of scanner-readable home health forms. Briggs refers leads to us identified during its sales process.

         In 2004, we began our first national advertisement campaign focused on brand name recognition. We currently have year long advertisements placed in the two prominent industry publications: Success In Home Care and The Remington Report. In 2004, we also plan to add marketing staff to develop our public relations telemarketing and direct mail campaigns. We also plan to improve our use of our World Wide Web site for generating sales leads and increasing market awareness.

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

         In 2004, we initiated development projects to produce new and enhanced services for delivery in late 2004. We will deliver these services on a transaction pricing basis. These products will not add material revenue, if any, during 2004. Development of the underlying software will be produced with existing staff. Research and development expenses associated with these products is not material and may only increase slightly to cover costs related to short term software development contractors that may be used in the development cycle.

         In addition, we periodically enhance our products in order to assist our customers in satisfying HIPAA and other requirements applicable to them. For example, on October 1, 2004, as required to meet one of the Medicare CoPs that applies to our customers, we implemented a quarterly revision to the set of codes for the International Classification of Disease version 9(ICD-9) as published in the Federal Register of May 18, 2004; and a quarterly update to the national code database of physicians published by the Department of Health and Human Services known as the Unique Physician Identification Number (UPIN).

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

Encryption and Security from Hackers

         Our company-owned services, software and communications equipment and the customer data integral to our service delivery are hosted at a Qwest CyberCenter in Tampa, Florida ("Qwest"). Qwest reports that its facilities are designed to withstand up to Category 5 hurricanes. Notwithstanding these assurances, there can be no guarantee that we would be able to operate effective were the Qwest site to be damaged by a terrorist event or act of nature.

         We have implemented various layers of security to ensure appropriate, controlled access to our services including establishing user level password systems and encryption schemes based on 1024 bit keys. We have implemented Secure Sockets Layer (SSL), an industry standard protocol for providing authentication and encryption, verified through the use of certificates provided through Verisign, an industry provider of secure Internet communications. Firewalls are implemented to protect against unauthorized entry and address translation schemes adds a further level of access protection from unauthorized access attempts. Our services agreements generally contain limitations on liability and we maintain insurance with coverage limits of $2,000,000 for general liability. However, the contractual provisions and insurance coverage may not provide adequate coverage against all possible claims that may be asserts.

Competition

         The market for healthcare information systems is intensely competitive. The competitive factors affecting the market for our services include:

        o        vendor and product reputation,

        o        reliability of the service,

        o availability of products on preferred computer and communications platforms,

        o        scalability,

        o        integration with other applications,

        o        functionality and features,

        o        ease-of-use,

        o        quality of support,

        o        documentation and training,

        o        product quality and performance,

        o        product innovation,

        o        price, and

        o        effectiveness of marketing and sales efforts.

         Some of our competitors in the homecare market segment, such as McKesson Corporation, Siemens A G, Eclipsys Technologies Corporation and Keane, Inc. have significantly greater financial, technical, research and development and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sales and support of their products than our company. In addition, consolidation in the healthcare information systems industry may permit our competitors to have access to increased financial and administrative resources, greater technological capabilities and to realize other operational efficiencies and competitive advantages. Moreover, purchasers may prefer to buy computer systems from a single source provider. Because we focus exclusively on assisting the homecare company manage under the Prospective Payment System (as opposed to scheduling or billing systems), we cannot serve as the sole source of computer software for homecare organizations.

Proprietary Rights and Licenses

         We depend significantly upon proprietary technology. We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures and nondisclosure and other contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We believe that, because of the rapid pace of innovation within the computer software industry, factors such as the technological and creative skills of its personnel, frequent product enhancements and reliable service delivery and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of our technology.

         We distribute our products under services agreements that grant a customer a nonexclusive right to use our services for the customer's internal operation by designated users at designated sites. The service agreements may require us make arrangements for hot standby systems or to deposit the source code and data necessary to deliver our services in an escrow account that may be accessed by the customer in the event of our company's liquidation, dissolution or bankruptcy, or if we fail to cure a material breach of contract.

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

        o        Providing guidance for Product Management

        o        Managing education and training

        o        Managing and ensuring sanctions for failure to comply

        o Monitoring and reviewing all system-related information security plans to ensure compliance

         We have also updated our process for customers to sign onto the Web site by assigning individual passwords to each authorized user at customer sites.

         It is difficult to assess the costs related to HIPAA compliance because these are sweeping changes for which we have no historical experience. Overall, costs of implementation and risk management may be significant as policy and process development is based on extensive assessment, staff training, IT solution purchases and ongoing compliance evaluation. There will be continuing costs to ensure compliance with the law over time.

Employees

         At December 31, 2003, we had 51 full time employees, including: 8 in sales; 10 in product management, education and implementation; 17 in operations and customer service; 8 in software development; 3 in hardware support; and 5 in administrative and finance positions. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.

ITEM 2.  PROPERTY

         We currently rent approximately 13,617 square feet of executive office space located at 405 Reo Street, Suite 300, Tampa, Florida 33609. We rent this space for $20,706 per month. The lease term is through January 31, 2009. This space is adequate to maintain and expand our business operations.

         We also have a one year agreement with Qwest CyberCenter for our collocation of our data servers. Cost is approximately $7,000 per month. The current services agreement with Qwest extends from July 1, 2004 until June 30, 2005 and is automatically renewable for additional one year terms. The agreement may only be terminated by either party upon at least 80 days written notice prior to the end of a term. We believe that if our agreement with Qwest is terminated that we have several alternative data servers and that our agreement with Qwest can be replaced.

ITEM 3.  LEGAL PROCEEDINGS

         There are currently no material legal proceedings, nor pending legal proceedings involving our company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market

         Our common shares have been listed for trading on the OTC Bulletin Board ("OTCBB") under the symbol "HSLU" since June 3, 2002. Effective July 8, 2004, our trading symbol changed to "HSLN." There has been no trading activity for our common stock since it became eligible for trading on the OTCBB. However, approximately eight market makers have quoted bid prices and asked prices from June 3, 2002 to the date of this report. We believe the number of market makers has remained unchanged since our stock began listing on the OTCBB. The bid price for the common stock on November 1, 2004 as reported on the OTCBB ranged from $.11 to $.001 and the asked price on November 1, 2004 as reported by the OTCBB was $.00. These prices may not be an accurate indicator of the value of our shares. Bid and asked prices entered by market makers are inter-dealer price quotations and do not reflect retail markup, markdown or commissions.

         As of September 30, 2004, there were 64 holders of record of our common stock. Our shares are not DTC eligible.

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

Related Stockholder Matters

         During the year ended December 31, 2003 we issued the following securities:

         Pursuant to a Securities Purchase Agreement dated April 30, 2003, Stanford, our majority shareholder, agreed to make an aggregate investment of $2,000,000 in our company at monthly intervals between May 2003 and December 2003 in consideration of 2,500,000 shares of our series B preferred stock. At December 31, 2003, Stanford had purchased a total of 2,500,000 shares of the Series B preferred stock for an aggregate $2,000,000. The securities issued pursuant to the stock purchase contain a legend restricting their transfer absent registration or applicable exemption. Stanford had information concerning the company and had the opportunity to ask questions concerning the company. The securities were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act.

         As additional consideration under the Securities Purchase Agreement, we agreed to reprice the exercise price of the 940,171 Warrants issued to Stanford pursuant to the Securities Purchase Agreement dated October 16, 2002, by and among our company, some of our shareholders and Stanford. Pursuant to an Instrument of Warrant Repricing, each share of our common stock represented by the Warrants shall be exercisable at $0.001 per share. The Warrants were exercised on May 12, 2003 and the five Warrant holders received 940,171 shares of our common stock. The shares of common stock issued pursuant to the exercise of the Warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock issued pursuant to the exercise contain a legend restricting their transferability absent registration or applicable exemption. The Warrant holders had information concerning our company and had the opportunity to ask questions concerning our company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS OR PLAN OF OPERATIONS

Overview

         Through our wholly owned subsidiary, HQS, we design, develop, market, sell and support web-based, management information and business intelligence services that assist home health care companies effectively manage the clinical, operational and financial aspects of their business. Our systems are implemented on our customers' standard personal computers with access to the Internet over Microsoft Internet Explorer. Our architecture and fee structure enable our customers to rapidly and cost-effectively implement our systems for a modest transactional fee charged when a customer uses our programs to make patient clinical assessments. These systems have been designed to assist our customers to:

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

         Our services assist home health care agencies on a daily basis to collect, edit and correct the OASIS Data and through daily and other periodic reports assist in the management of regulatory compliance risk and measurement of the patient outcome. The patient assessments containing the OASIS Data are the "transactions" on which we base our charges for these services.

         We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of September 30, 2004, we had 98 customers in 35 states with 337 sites using one or more of our services. During September 2004, our customers processed over 51,000 patient clinical assessments using our programs.

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

         From February through June 2003, we rolled-out our new transaction-based pricing services to 45 sites of Amedisys, Inc., a publicly-traded home health care agency, doubling our transaction-based volume from 10,000 to 20,000 per month. Simultaneously, we marketed these new services to our existing subscription customers. Those incumbent customers that accepted the new services changed from a subscription basis to the new transaction basis. Where the customer would not agree to move up to the new services, the majority of these customers were dropped Though the majority of these customers were small single site agencies, one customer that used only our PPS Trans (subscription) services that was dropped submitted over 100,000 assessments per year for processing. As this customer generated substantial negative gross margin, eliminating it from the statistics not only increased the average charge per transaction but improved the gross margin. . Currently, approximately 20% of our customers remain on a subscription basis and due to their small size, we do not anticipate converting them to a transaction basis.


         The acceptance of the transaction services by new customers, the conversion of subscription customers and the elimination of low or negative margin customers resulted in an increase in transaction-based revenue relative to subscription-based revenue, as well as increasing the revenue per transaction. Fees are negotiated on a customer by customer basis. Price increases for existing services are unlikely in the foreseeable future.

         We believe that we achieve best results with larger, multi-site customers who tend to have more sophisticated managements. These home health care agencies are expanding organically and through acquisition. We believe that our results of operations are best enhanced by adding an additional site of a current customer than it is to bring on a single site new customer.

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

         We also bear the cost and risks associated with meeting regulatory compliance. For example, meeting the demands of HIPAA relating to protection of Private Health Information will require modifications to existing and development of new software to meet the HIPAA regulations. We must also assist our customers that must comply with Sarbanes-Oxley in demonstrating proper internal control processes. In addition to being complex issues requiring measured responses, both expose us to legal challenges.

Research and Development

         In 2004, we initiated development projects to produce new and enhanced products for delivery in late 2004. We will deliver these services on a transaction pricing basis. These products will not add material revenue, if any, during 2004. Development of the underlying software will be produced with existing staff. Research and development expenses associated with these products is not material and may only increase slightly to cover costs related to short term software development contractors that may be used in the development cycle.

Significant Accounting Policies

Revenue Recognition


         We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Currently, we primarily employ a web-based application service provider model to deliver our services to our home healthcare customers. In instances where the customer specifies final acceptance of the system or service, we defer revenue until all acceptance criteria have been met. We price these services primarily on a transaction fee basis (calculated based upon the number of patient clinical assessments made by a customer during a period) and, to a lesser extent, on a subscription fee basis. Clinical assessments, which are mandated by Medicare, require Home Health Care Agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge. Our products PPS collect, editor, executive, dashboard trans, outcomes and oasis auditor all assist in the collection of assessment data and are all charged on a transaction or subscription basis. We earn the revenues from subscriptions ratably over the period of the respective agreement, generally one year. We record cash payments received in advance or at beginning of a contract as deferred revenue. We recognize transaction fee based revenues in the period the transaction is processed. Implementation, consultation, training and customer support services are charged to customers on a fee basis usually based upon time spent. We recognize implementation fees in the month that the customer goes live and we recognize training and advisory services revenue in the month that the service is performed.


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

Software Development Costs


         We capitalize software development when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary pfojec stage activities, training, maintenance and all other post implementation state activities are expenses as incurred. Our policy provides for the capitalization of certain payroll and payroll related costs of employees who are directly associated with developing or obtaining internal use software. Capitalized personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratable amortized using the straight line method, over the estimated useful lives of the related applications of three years. We make on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value. We write of the amount that the unamortized software development costs exceeds net realizable value.


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


                                     For the Period
                                   September 17, 2002
                                   (inception) through       For the Year Ended
                                       December 31,             December 31,
                                          2002                     2003
                                          ----                     ----


Net sales.....................             100%                    100%
Cost of sales.................             100                      68

Gross profit..................               0                      32

Operating expenses:

     Selling and marketing                  68                      56
     Research and development               49                      43
     General and Administrative            328                      57
     Depreciation and amortization           5                       5
     Impairment of Goodwill...           2,172                      --
     Interest                                1                       -

Total operating expenses......           2,623                     161

Other non-operating expenses..              --                      --
Deemed Preferred Stock Dividend             --                       4
Net income (loss).............          (2,623)                   (133)

         The following table sets forth certain statistical data for each of the periods indicated.

                                Statistical Data

                                     For the Period
                                   September 17, 2002
                                   (inception) through       For the Year Ended
                                       December 31,             December 31,
                                          2002                     2003
                                          ----                     ----
Total customers (weighted average)         157                     116
Total customers (end of period)            154                     104
Total sites (weighted average)             329                     387
Total sites (end of period)...             341                     403
Total assessments.............         169,486                 578,389
Transaction customers (weighted average)    22                      72
Transaction customers (end of period)       24                      73
Transaction sites (weighted average)        97                     246
Transaction sites (end of period)          100                     280
Transaction assessments                 40,308                 424,561
Transaction revenues                  $128,032              $1,557,460
Average charge per transaction           $3.18                   $3.67
Subscription customers
 (weighted average)                        135                      44
Subscription customers
 (end of period)                           130                      31
Subscription sites
 (weighted average)                        232                     140
Subscription sites (end of month)          241                     123
Subscription assessments               129,178                 153,828
Subscription revenue                  $189,157                $290,756
Training revenue                        $2,430                $129,647
Implementation and set-up revenue         $682                 $59,808
Other revenue                               --                 $32,087
Weighted average headcount                  34                      47
Days sales outstanding                      19                      75

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

Year Ended December 31, 2003 Compared to the Period from September 17, 2002 (Inception) Through December 31, 2002

         Revenues for the year ended December 31, 2003 were $2,069,758. Revenues from the inception of our operating subsidiary on September 17, 2002 through December 31, 2002 were $320,302, a $1,749,456 or 546% increase. This increase resulted primarily from price increases, an increase in assessment transaction volume from existing customers and the addition of new transaction customers.


         The largest contributor to our revenue growth during the period arose from the increase in our transaction based revenue. Our average charge per transaction increased 15% to $3.67 during the twelve months ended December 31, 2003, from $3.18 during the period from September 17, 2002 (Inception) to December 31, 2002, and the number of transactions processed increased 953% to 424,561 during the twelve months ended December 31, 2003 from 40,308 during the period from September 17, 2002 (Inception) to December 31, 2002. Revenues for these transactions increased 1116% from the same period last year to $1,557,460 from $128.032. This $1,429,428 increase in our transaction revenue is comprised of a 85% increase attributed to increased volume and 15% of the increase is attributed to price increases. The price increase is primarily due to an increase in our transaction prices as of February 2003. As customers renewed services prices were increased. We also added 18 new customers during the twelve months ended December 31, 2003 using the new pricing schedule. The average transaction price for these 18 customers was $6.11. The largest of these customers was Amedisys with 45 sites that increased our transaction volume by 20%. The net effect of adding these new customers and the loss of small customers that discontinued services due to the price increases had a material increase in the average price per transaction. The number of transaction based customers increased 204% to 73 customers at December 31, 2003 compared to 24 customers at December 31, 2002. During the year ending December 31, 2003, the number of transaction based sites increased 180% to 280 from 100 at December 31, 2002 and the number of subscription based sites decreased 49% to 123 from 241 at December 31, 2002.

         Cost of sales for the year ended December 31, 2003 and the period from inception of HQS through December 31, 2002 respectively were $1410,271 and $321,582 or 68% and 100% of revenues. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department. Our implementation department and our nurse educators. Other costs included are travel for our customer service people, professional fees, accreditation fees, teleconferencing, assessment forms shipping, depreciation expense for our internally developed software and hosted data center expense. The $1,088,688 or 338% increase in the cost of sales is principally attributed to an increased staffing in our customer service and training and education departments to support the increased customer volume resulting in an increase of $653,700 in salaries and related expenses, increase in depreciation expense for our internally developed software of $335,271, an increase in professional fees of $37,256 resulting from the increase in JCAHO accreditation fees and assessment form printing, an increase in travel of $17,245 due to additional on site training of customers, an increase in our expense for our hosted data center of $29,654 and the effect of the short accounting period from September 17, 2002 to December 31, 2002 compared to twelve months ended December 31, 2003.

         Operating expenses for the year ended December 31, 2003 and the period from inception of HQS through December 31, 2002 respectively totaled $3,324,436 and $8,401,858. Pursuant to applicable rules of the SEC, we are not permitted to provide a discussion of the comparative operating expenses of our company and our predecessors. Accordingly, the following discussion compares our operating expenses during the period from September 17, 2002 to December 31, 2003 and the year ended December 31, 2003. Operating expenses were comprised of:

         Selling and marketing expense for the year ended December 31, 2003 and the period from inception of HQS through December 31, 2002 were $1,162,446 and $217,140, resulting in an increase in selling and marketing expense of $945,306 or 435%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the increase was salaries and benefits increased $686,201 due to the increase in the number of sales people to increase market penetration and sales, commissions increased $82,730 due to increased sales, Travel increased $86,445 due to increased travel due to multiple people attending the sales calls, including sales and clinical staff, and the effect of the short accounting period from September 17, 2002 to December 31, 2002 compared to twelve months ended December 31, 2003.

         Research and development expense was $883,519 for the year ended December 31, 2003 and the period from inception of HQS through December 31, 2002 was $157,516, resulting in an increase in research and development expense of $726,003 or 461%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies. The principal reason for the increase was an increase in salaries and benefits of $703,783 due to the increase in our development staff and the effect of the short accounting period from September 17, 2002 to December 31, 2002 compared to twelve months ended December 31, 2003.

         General and administration expense was $1,180,748 for the year ended December 31, 2003 and $1,051,745 for the period from inception of HQS through December 31, 2002, an increase of $129,004 or 12%. Included in our general and Administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in general and administration are corporate costs such as, but not limited to, legal and accounting , utilities, rent, office supplies and office equipment The principal reason for this increase is a $341.978 increase in salaries and benefits, an increase of $75,274 in communication expense due to increased telephone expense, and an increase of $192,168 in occupancy expense. These increases are partially offset by a decrease in professional fees of $538,842 resulting from the legal and accounting fees paid for the merger in 2002 and the effect of the short accounting period from September 17, 2002 to December 31, 2002 compared to twelve months ended December 31, 2003.


         We performed impairment tests on all goodwill and purchased intangible assets from the acquired assets and liabilities of Provider Solutions Corp. on September 17, 2002. The goodwill was written off after the company performed these impairment tests and determined that the fair value of the goodwill exceeded its carrying value. Fair value was determined by estimates of future cash flows. At September 17, 2002, the state of the business, the projected shortage of short term and future cash, the anticipation of continued losses and the reduced level of sales indicated that without ongoing investment, a source for which had not been identified, the business was not a going concern and that there was no utility to the value of the goodwill. We determined the company's projections for cash flow from the acquired assets was insufficient to support the goodwill as an asset and that an immediate goodwill impairment write-off was in order. Pursuant to the impairment tests, all goodwill and purchased intangibles of $6,954, 927 was written off as of September 17, 2002.

         During the year ended December 31, 2002 we recorded a deemed dividend of $92,137 on our Series A preferred stock, in connection with the repricing of warrants issued as consideration for the purchase of Series B preferred stock.

         The weighted average head count for the twelve month period ending December 31, 2003 was 47 and for the period from inception of HQS through December 31, 2002 it was 34, resulting in an increase in the average headcount. of 13 or 38%. As stated above the increase in staffing is principally attributed to an increased staffing in our customer service and training and education departments to support the increased customer volume and an increase in sales people to increase market penetration and sales. Revenue per employee for the twelve months ended December 31, 2003 was $44,037 compared to $9,421 for the period from inception of HQS through December 31, 2002 resulting in an increase of $34,617 per employee or 367%. The increase was due to the increase in transaction assessment volume of 384,253 or 953% for the twelve months ended December 31, 2003 compared to the period from inception of HQS through December 31, 2002. These additional 384,253 assessments were handled with a 38% increase in the weighted average head count. The average price per transaction assessment increased to $3.67 for the twelve months ending December 31, 2003 compared to $3.18 for the period from inception of HQS through December 31, 2002. This increase in price per transaction assessment, the increased transaction volume and our fixed administrative staffing levels, and our 38% increase in the weighted average head count for operational and sales staff has increased our profit margin per assessment. Management believes that the increase in revenue per employee from prior periods indicates that operations continue positive growth. We anticipate revenue per assessment will continue to increase as our revenue from current products increase since we have the capacity to process additional assessments with only a minimal increase in customer service staffing over the next twelve months. Our goal for revenue per employee is $100,000 of revenue annually per employee.

         Expense per weighted average employee for the twelve month period ending December 31, 2003 was $100,738 compared to $256,872 for the period from inception of HQS through December 31, 2002.resulting in a decrease of $155,833 or 61% per employee and contributing to the $3,988,733 decrease in expenses for the twelve month period ending December 31, 2003 compared to the period from inception of HQS through December 31, 2002. The primary reason for the decrease in expense per weighted average employee is the decrease in amortization expense of $6,954,927 offset by increase in total expenses of $2,966,194 in operating expenses and cost of goods sold, due primarily to increased staffing and the effect of the short accounting period from September 17, 2002 to December 31, 2002, At December 31, 2003 our expense per employee was $56,701 greater than our revenue per employee compared to $247,151 at December 31, 2003 resulting in an $190,450 decrease in the net loss per employee or 77%. The decrease was due to the increased transaction assessment volume and price as mentioned above, the decrease in amortization expense and our 38% increase in the weighted average head count for operational and sales staff. Management believes that the decrease in our net loss per employee from prior periods indicates that operations continue positive growth. We believe net revenue per employee will continue to increase as our revenue from current products increase since our operations and administrative staffing levels are relatively stable and are expected to remain at the current level over the next twelve months.



Twelve Months Ended December 31, 2003 Compared to the Twelve Months Ended December 31, 2002 (including financial information of our predecessors)

         Net sales increased $966,168 or 87.55% for the twelve months ended December 31, 2002 to $2,069,758 compared to $1,103,590 during the same period in 2002. This increase resulted primarily from 2003 revenue of $590,000 derived from our new customer, Amedisys.


         Cost of sales for the twelve months ended December 31, 2003 was $1, 410,271 or 68% of revenues as compared to $859,608 or 77.89% of revenues for the twelve months ended December 31, 2002. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, implementation department and our nurse educators. Other costs included are travel or our customer service people, professional fees, accreditation fees, teleconferencing, assessment forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $550,663 or 64% increase in the cost of sales was attributed to an increased staffing in our customer service, implementation and training and education departments to support the increased customer volume.


Liquidity and Capital Resources

         We have incurred an accumulated deficit at December 31, 2003 of $11,160,223 compared to $8,403,138 at December 31, 2002. We have negative working capital at December 31, 2003 of $63,112 compared to $526,937 at December 31, 2002. We have incurred net operating losses for the year ending December 31, 2003 and the period from June 28, 2002 (date of inception of HQS) through December 31, 2002 in the amount of $2,664,949 and $8,403,138, respectively. Although our operating revenue has increased by 546%, it has not yet established an ongoing source of revenues sufficient to cover our operating costs which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon us obtaining adequate capital to fund losses until we become profitable.

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


         Operating activities used $2,638,556 for the twelve months ended December 31, 2003, whereas such activities used $1,259,176 for the period from inception of HQS through December 31, 2002. Cash used by operating activities for twelve months ended December 31, 2003, is primarily attributable to a net loss of $2,664,949, an increase of $334,834 in accounts receivable, an increase in royalties and referral fees receivable of $11,300, an increase in prepaid expenses of $29,464, and increase in security deposits of $7,330 a decrease in accounts payable of $157,228 and a decrease in deferred revenue of $224,849. These were partially offset by non cash items such as depreciation and amortization of $576,433, a decrease in notes receivable of $54,400 and an increase in accrued expenses of $159,416.

         Investing activities used $430,186 for the twelve months ended December 31, 2003, whereas such activities used $432,008 for the period from inception of HQS through December 31, 2002. Cash used in investing activities in 2003 is primarily attributable to purchases of property and equipment of $288,112 and capitalized software development cost of $142,074.

         Financing activities provided $2,991,209 for the twelve months ended December 31, 2003, whereas such activities provided $1,940,445 for the period from inception of HQS through December 31, 2002. Cash provided by financing activities in 2003 is primarily attributed to $1,000,000 in proceeds from the issuance of Series A Preferred Stock and $2,000,000 in proceeds from the issuance of Series B Preferred Stock.

         Cash at December 31, 2002 and December 31, 2003, respectively, was $249,261 and $171,728. At December 31, 2002 and December 31, 2003, respectively, we had total stockholders' equity of $899,505 and $1,236,437. During the year ended December 31, 2003, we received proceeds from two securities purchase agreements with Stanford for our Series A preferred stock and Series B preferred stock in the approximate amount of $3,000,000.

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

Accounts receivable at December 31, 2003 were $448,038 as compared to $113,204 at December 31, 2002, an increase of approximately 296%. The 2003 balance is primarily due from six customers whose collective balances total $299,785. Days of sales outstanding was 75 days for the year ended December 31, 2003. Subsequent to the period covered by this report, management has improved the management of accounts receivable and this has resulted in an increase in the amount of revenue collected and in a more timely manner. Fourteen accounts that were over 90 days at December 31, 2003, totaling $75,327, have been collected. Our business strategy of attracting larger customers has resulted in customers have larger financial resources and submit payment timely. Our standard contract states that payment is due within 30 days of the date of the invoice. For the year ended December 31, 2003, 28.5% of our revenues were generated from Amedisys and 28.3% of our accounts receivable were due from Amedisys. As disclosed under "Risk Factors," the loss of Amedisys would materially decrease our revenues. Our services are an integral part of the Amedisys daily operation having a direct impact on Amedisys clinical, financial and field operations. Every new Medicare patient (Medicare is 88% of Amedisys revenue) is processed by our services. No initial claims can be submitted without HQS processing.

Considering the mission critical nature of our relationship with Amedisys, the Company believes that should Amedisys wish to terminate its services with the Company an orderly transition would be essential. Based on our analysis a reasonable transition period would be 120 to 180 days if Amedisys had replacement software in place. Amedisys estimates it would take a minimum of 18 months to duplicate the software that drives the HQS service as it existed as of June 2003.

Should Amedisys identify an HQS competitor that could provide the service and the transition from HQS to the new service was to take 150 days; the Company would have over 4 months to reconfigure its business to take into account the revenue reduction. The available cash flow from current operations and line-of-credit available under the loan and security agreement with Stanford would be sufficient to carry the Company through December 31, 2004.


         Other assets at December 31, 2002 were $1,561,787 as compared to $1,409,234 at December 31, 2003. These amounts were primarily due to property and equipment of $1,459,975 and $1,313,728, respectively, which consist principally of $1,386,108 and $964,988, respectively, of internally developed software. The decrease in internally developed software is due to an increase in accumulated depreciation which is partially offset by capitalized software development costs for the year ended December 31, 2003 pursuant to FASB-86.

         Accounts payable and accrued expenses at December 31, 2003 and December 31, 2002 were $619,917 and $617,729, respectively. The payables are mainly attributed to a tax lien of $400,000, assumed from a predecessor company. On June 30, 2004 the tax liability of $400,000 was paid.

         250,000 shares of our common stock issued to Deluxe Investment Company were subject to an escrow agreement which provided, among other things, that if we did not receive third party financing from sources other than Stanford on or before October 22, 2004 that the 250,000 shares of our common stock held by Deluxe would be immediately returned to our company and cancelled. As required under the escrow agreement, we have sent the escrow agent a demand for the shares. When we receive the shares from the escrow agent we will cancel the shares.

         We anticipate that cash requirements will remain at the current level for the next 12 months as we plan on continuing to utilize current resources to continue improving our infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate proceeds from the loan and security agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through December 31, 2005. As of December 31, 2003, there were no commitments for long-term capital expenditures.

Risk Factors

         You should carefully consider the risks described below before making an investment decision. This disclosure highlights all material risks regarding our business and this offering.

         Our financial statements have been prepared assuming that our company will continue as a going concern and if our financial condition does not improve, you may lose your entire investment in our company.

         Our auditor's report on our financial statements for the year ended December 31, 2003 states that "the Company has an accumulated deficit of approximately $11,100,000 at December 31, 2003 and a net loss for the year ended December 31, 2003 of approximately $2,700,000 and had negative working capital at December 31, 2003 of approximately $100,000" and that "these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern". In the event we are unable to generate sufficient revenues to maintain operations and our line of credit does not satisfy cash requirements, we are not certain that we will be successful at raising funds through any sources. If we are unable to raise additional funds we would be forced to curtail our expected operations and you may lose your investment in our company.

         We have a history of losses and if these losses continue you may lose your entire investment in our company.

         We have a history of operating losses in our business and have incurred significant net losses since our inception. For the fiscal year ending December 31, 2003, we incurred net losses totaling $2,757,086. At December 31, 2003, we had an accumulated deficit of $11,160,223. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section.

         Our continued operating losses have contributed to the deterioration of our cash position. We expect that cash on hand together with funds available to us under our line of credit will permit us to fund our operations for the next twelve months. Unexpected increases in negative cash flow from operations or the unavailability of funds under our line of credit would cause us to require additional external financing before that time. Under those circumstances, if we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations. In such event, the shares of our common stock may cease to have any value.

         We currently depend on repeat business for a substantial portion of our revenues, and need to increase our customer base to grow in the future or our revenues may decrease.

         Currently, a significant and increasing portion of our revenues is generated from existing customers. Many of our customers initially implement our products for a limited number of sites or for limited functions. These customers may not choose to purchase additional licenses to expand their use of our products. If this occurs, or if existing customers fail to renew services or maintenance contracts, then new customer revenue may not be sufficient to offset the resulting shortfall and enable us to sustain our current revenue levels.

         The home healthcare market is highly fragmented and is dominated by small agencies that are not accustomed to using web-based management tools. If we fail to increase our customer base, our business and operations results would be harmed.

         The loss of certain significant customers would materially decrease our revenues.

         We had one customer, Amedisys, Inc., who accounted for approximately 33% of our revenue for the nine months ended September 30, 2004 and 28.5% of our revenues for the year ended December 31, 2003. The loss of this customer would materially decrease our revenues. Please see "Customers" for a discussion of our agreement with Amedisys.


         We have a long sales cycle and may not be able to increase revenues as quickly as we must increase staffing to support additional activity. If we increase our staffing in anticipation of additional revenues that are delayed, we may incur losses which could result in you losing your investment in our company.


         Because most home health care agencies have not utilized management information systems to enhance their financial and clinical performance, selling our solutions requires us to educate potential customers on our solutions' uses and benefits. As a result, our services have a long sales cycle, which can take up to eight months. Consequently, we face difficulty predicting the quarter in which revenues from expected customers may be realized. The sale of our services is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant information technology commitments. If we increase our staffing in anticipation of additional revenues that are delayed, we may suffer losses.

         Selling our services involves a sophisticated sales effort which narrows the talent pool to replace our sales staff and if we are unable to retain or replace qualified sales staff, our revenues may decrease.

         Our solutions require a sophisticated sales effort targeted at senior management of our prospective customers. New hires in our sales department require extensive training and a long period of employment to achieve full productivity. There is no assurance that new sales representatives will ultimately become productive. If we were to lose qualified and productive sales personnel, our revenues could be adversely impacted.

         If we fail to properly manage our growth, we may lose customers and our revenues would decrease.

         We expanded our computer operations infrastructure in anticipation of our current and potential customer growth potential. Additionally, we must continue to develop and expand our services and operations infrastructure as the number of individual users accessing our services within each healthcare provider increases. The pace of our anticipated expansion, together with the level of expertise and technological sophistication required to manage infrastructure, and provide implementation and support services, demands an unusual amount of focus on the transaction processing needs of our current and future customers for quality, on-line response time and reliability, as well as timely delivery of information and support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources.

         If we cannot manage our growth effectively, our business and operating results will suffer. Additionally, any failure on our part to develop and maintain our service levels if we experience rapid growth could significantly adversely affect our reputation and brand name which could reduce demand for our services and adversely affect our business, financial condition and operating results.

         Healthcare providers are highly regulated. If we fail to properly implement regulatory requirements in an effective and timely manner, we will lose customers, our reputation will be damaged and our revenues will decrease.

         Monitoring and ensuring our services are compliant with changes in Medicare Conditions of Participation (CoPs), provisions of the Health Insurance Portability and Accountability Act (HIPAA) and other regulatory requirements increase the levels of staff expertise we must maintain and require modifications to our internal operations and software underlying our services. Modifications can typically be completed within a timely basis. However, if we do not maintain an appropriate level of regulatory compliance or we incorrectly implement a required regulatory change we may experience negative publicity, the loss of customers, the slowing down of sales cycles which would decrease our revenues. Please see "Business - Product Development" for a discussion on product modification due to regulatory requirements.

         If competitors with greater resources develop a comprehensive electronic patient revenue system, our products may become obsolete which would greatly reduce the value of our company and could ultimately cause you to lose all or a portion of your investment in our company.

         We compete with many companies that have greater resources than us in an industry that is subject to significant technological changes and new products. If one of our competitors develops a comprehensive electronic patient revenue system, such system could supplant the functionality of our products. If the functionality of our products is supplanted and we are unable to develop new competitive products, we could lose our customers and our sources of revenues. In such instances, you could lose all or a portion of your investment in our company.

         If we can not develop required expertise to expand into new post-acute care markets we will be unable to grow and the addressable market for our products will be limited which would reduce our revenues.


         One element of our strategy involves applying our technology in new applications for additional post-acute care markets. To be successful in expanding our sales in new post-acute care markets, we will need to develop additional expertise in these markets. We may be required to hire new employees with expertise in new target markets in order to compete effectively in those markets. If we are not successful in hiring or developing the required industry domain expertise, sales in other post-acute care markets will not develop and we may not achieve desired sales growth.

         If we are unable to respond in an effective and timely manner to technological change and new products and services in the industry, we will lose customers and our revenues would decrease.

         We currently expect to release a number of new products and enhancements to existing products in late 2004 and early 2005 and we anticipate that a material portion of our service revenue growth in 2005 will come from these new releases. If we experience material delays in introducing new products and enhancements, our prospects for growth will be impaired and our reputation with our customers may be damaged. The market for management information tools is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in government regulation, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies, changes in applicable government regulation and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products while developing and introducing new products on a timely basis that keep pace with technological developments and government regulations and satisfy increasingly sophisticated customer requirements.

         As a result of the complexities inherent in our software, new products and product enhancements can require long development and testing periods. Significant delays in the general availability of these new releases or significant problems in the installation or implementation of these new releases could harm our operating results and financial condition. We have experienced delays in the past in the release of new products and product enhancements. We may fail to develop and market on a timely and cost effective basis new products or new product enhancements that respond to technological change, changes in applicable government regulation, evolving industry standards or customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of our products or reduce the likelihood that our new products and product enhancements will achieve market acceptance. Any such failures or difficulties would harm our business and operating results.

         Competition in the healthcare information systems industry is intense and the technology is changing rapidly and if we are unable to compete we will lose significant customers or be unable to attract customers and our revenues could decrease.

         Many companies are engaged in research and development activities relating to our range of products. The market for healthcare information systems is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products. Our competitors in the field include: McKesson Corporation, Cerner Corporation, Mysis PLL, Patient Care Technology (PCTC), Siemens A G, Eclipsys Technologies Corporation and Keane, Inc., among others. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, sales, service, and marketing. We anticipate increased competition in the future as new companies enter the market in response to recent HIPAA regulations. If we are unable to compete we will lose significant customers or be unable to attract customers and our revenues could decrease.

         If our customers lose confidence in the security of data on the Internet, they will be less inclined to purchase our products and our revenues could decrease.

         Maintaining the security of computers and computer networks is an issue of critical importance for our customers. Our customers are especially sensitive to the security of their data because HIPAA requires our customers to maintain the confidentiality of various patient data. Attempts by experienced computer programmers, or hackers, to penetrate customer networks security or the security of web sites to misappropriate confidential information are currently an industry-wide phenomenon that affects computers and networks across all platforms. Our customers may be exposed to claims by federal healthcare regulators if they use our Internet based services and we do not protect sensitive patient data from penetration by hackers. As we develop new products and improve existing products, our development and improvement efforts include the creation of features designed to optimize security in our products. Despite these efforts, actual or perceived security vulnerabilities in our products (or the internet in general) could lead some customers to seek to reduce or delay future purchases or to purchase competitive products which are not internet based applications. Customers may also increase their expenditures on protecting their computer networks from attack, which could delay adoption of new technologies. Any of these actions by customers would decrease our revenues.

         We have limited protection over our intellectual property rights and we may not be able to protect against misappropriation of our intellectual property, which could result in loss of revenues.

         Our success depends on our ability to sell products and services for which we may not have intellectual property rights. We rely upon a combination of service agreements, confidentiality procedures, employee and customer nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property. We have not initiated a patent program. As a result, we may not be able to protect against misappropriation of our intellectual property.

         We depend upon a third party for hosting our servers and providing Internet and VPN connectivity and if access to this facility is lost we will have to find a new servicer and our revenues may decrease if we are unable to timely find a new server or find a quality servicer.

         Our company-owned server, software and communications equipment and the customer data integral to the company's service delivery is hosted at a Qwest CyberCenter in Tampa, Florida. In the event our agreement with Qwest is terminated, we believe there are several third party hosting facilities that can provide us with adequate services. However, there can be no assurance that we would be able to operate effectively if the Qwest agreement were to be terminated without notice or the Qwest site is damaged by a terrorist event or act of nature. If the Qwest agreement is terminated or Qwest's operations suspended without notice, our operations would be suspended until we replaced Qwest, which would significantly decrease our revenues.

         Our future success is dependent on the services of our key management, sales and marketing, professional services, technical support and research and development personnel, whose knowledge of our business and technical expertise would be difficult to replace.

         Our products and technologies are complex, and we are substantially dependent upon the continued service of existing key management, sales and marketing, professional services, technical support and research and development personnel. All of these key employees are employees "at will" and can resign at any time. The loss of the services of one or more of these key employees could slow product development processes or sales and marketing efforts or otherwise harm our business. The market for these highly skilled employees is characterized by intense competition, which is heightened by their high level of mobility. These factors make it particularly difficult to attract and retain the qualified technical personnel required. We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. If we fail to recruit and retain a significant number of qualified technical personnel, we may not be able to develop, introduce or enhance products on a timely basis. If we are unable to retain or hire qualified employees, our business will fail and you may lose your entire investment.

         If we are unable to recruit and retain a sufficient number of technical personnel with the skills required for existing and future products, we may not be able to complete the development, upgrades, or enhancements of our products in a timely manner. Even if we are able to expand our staff of qualified technical personnel, they may require greater than expected compensation packages that would increase operating expenses.

         We depend upon software that we license from and products provided by third parties and the loss of these license or increase in cost of these licenses would require us to find other licenses which could cause us to suspend our operations until we obtain required software.

         We rely upon certain software licensed from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated.

         If we are subject to a claim that we infringe a third-party's intellectual property, we may have to replace our current products, pay royalties to competitors or suspend operations, any of which could significantly increase our expenses.

         Substantial litigation regarding intellectual property rights and brand names exists in the software industry. We expect that software product developers increasingly will be subject to infringement claims as the number of products and competitors in this industry segment grows and the functionality of products in related industry segments overlaps. However, third parties, some with far greater financial resources than ours, may claim infringement of their intellectual property rights by our products.

         Any such claims, with or without merit, could:

                [x]      Be time consuming to defend;

                [x]      Result in costly litigation;

                [x]      Divert management's attention and resources;

                [x]      Cause product shipment delays;

                [x]      Require us to redesign products;

                [x] Require us to enter into royalty or licensing agreements; or

                [x]      Cause others to seek indemnity from us.

         If we are required to enter into royalty or licensing agreements to resolve an infringement claim, we may not be able to enter into those agreements on favorable terms. A successful claim of product infringement against us, or failure or inability to either license the infringed or similar technology or develop alternative technology on a timely basis, could harm our operating results, financial condition or liquidity.

         We may have difficulty collecting our receivables and that may result in the unanticipated need for external financing in order to continue our operations.

         We currently do not offer account terms to our customers, however, we may experience problems if and as our business grows and we extend credit to our customers. The collection of our accounts receivable are affected by several factors, including our credit granting policies, our customers' ability to pay, and industry and economic conditions. Adverse changes in any of these factors, many of which we cannot control, could create delays in collecting or an inability to collect our receivables. If we are not able to collect our receivables within the time anticipated, we would need to seek external financing in order to continue our operations as planned.

         Our shares of common stock have not yet begun trading and you may find it difficult to dispose of your shares of our stock, which could cause you to lose all or a portion of your investment in our company.

         Our shares of common stock are currently quoted on the OTC Bulletin Board. No trading in shares of common stock has begun and we expect to have only a limited trading market in the foreseeable future. As a result, you may find it difficult to dispose of shares of our common stock and you may suffer a loss of all or a substantial portion of your investment in our common stock.

         Our common stock is covered by SEC "penny stock" rules which may make it more difficult for you to sell or dispose of our common stock, which could cause you to lose all or a portion of your investment in our company.

         Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also diminish the number of broker-dealers that may be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

         The interests of our controlling shareholders could conflict with those of our other shareholders resulting in the approval of corporate actions that are not in your interests.

         Our principal shareholder, Stanford, owns or controls approximately 84% of our common stock. This shareholder is able to control the outcome of shareholder votes, including votes concerning: amendments to our charter and by-laws; and the approval of significant corporate transactions like a merger or sale of our assets. Although none of our directors or officers are affiliated with Stanford or have any business relationships with Stanford, Stanford is able to control the election of the board of directors through its ownership of a majority of our common stock. In addition, Stanford has provided us with significant financing and our assets have been pledged to Stanford as collateral=al foe such financing. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.


         We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock.

         Our articles of incorporation permit our board of directors to issue up to 15,000,000 shares of preferred stock without shareholder approval. Currently no shares of the preferred stock are issued and outstanding. Shares of preferred stock, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and Nevada law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our common stock.

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

                Report of Independent Registered Accounting Firm


To the Stockholders' and the Board of Directors of Health Systems Solutions, Inc.

We have audited the accompanying consolidated statement of operations, and consolidated cash flows for the period from January 1, 2002 through September 16, 2002 of Provider Solutions, Inc. (Predecessor to Provider Acquisitions LLC) (The "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of the Company referred to above present fairly, in all material respects, at September 16, 2002, the results of their consolidated operations and their consolidated cash flows for the period from January 1, 2002 through September 16, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred both an accumulated deficit and a net loss for the period from January 1, 2002 through September 16, 2002 of approximately $2,100,000 and had negative working capital at September16, 2002 of approximately $11,371,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rogoff & Company, PC

New York, New York
November 1, 2004

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                     (SUCCESSOR TO PROVIDER ACQUISITION LLC)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS

 Current  assets:
    Cash                                                       $        171,728
    Accounts receivable, net of allowance
     for doubtful accounts of $5,000                                    448,038
    Prepaids and other current assets                                    72,522
                                                               -----------------


      Total current assets                                              692,288

 Property and equipment, net of accumulated depreciation
    and amortization of $101,970                                        348,739

 Software development costs, net of accumulated depreciation
    and amortization of $563,193                                        964,989

 Security deposits                                                       22,984
                                                               -----------------
                                                                    $ 2,029,000
                                                               =================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current  liabilities:
    Current portion of capital lease obligation                $         12,025
    Accounts payable                                                     29,305
    Accrued expenses                                                    590,612
    Deferred revenue                                                    120,820
    Customer deposits                                                     2,638
                                                               -----------------


      Total current liabilities                                         755,400

 Capital lease obligation, net of current portion                        37,163
                                                               -----------------

                                                                        792,563
                                                               -----------------


 Stockholders' Equity:
    Preferred Stock; 15,000,000 authorized;
      Series A $1.17 Convertible; 1,880,341 shares
       authorized issued and outstanding                              2,200,000
      Series B $.80 Convertible; 2,500,000 shares
       authorized issued and outstanding                              2,000,000
    Common Stock; $.001 par value; 150,000,000 shares
       authorized; 2,761,600 shares issued and outstanding                2,762
    Additional paid-in capital                                        8,193,898
    Accumulated deficit                                             (11,160,223)
                                                               -----------------

      Total Stockholders' Equity                                      1,236,437
                                                               -----------------


                                                               $      2,029,000
                                                               =================





See accompanying notes to the consolidated financial statements.
                                      F-4

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                     (SUCCESSOR TO PROVIDER ACQUISITION LLC)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Year                      For the Period
                                                     Ended December 31,              September 17, 2002 (Inception)
                                                           2003                        through December 31, 2002
                                              -----------------------------      ----------------------------
 Net sales                                    $                  2,069,758       $                   320,302
 Cost of sales                                                   1,410,271                           321,582
                                              -----------------------------      ----------------------------

    Gross profit                                                   659,487                            (1,280)
                                              -----------------------------      ----------------------------

 Operating expenses
    Selling and marketing                                        1,162,446                           217,140
    Research and development                                       883,519                           157,516
    General and administrative                                   1,180,748                         1,051,745
    Depreciation and amortization                                   91,114                            16,766
    Impairment of goodwill                                               -                         6,954,927
    Interest                                                         6,609                             3,764
                                              -----------------------------      ----------------------------

    Total  operating expenses                                    3,324,436                         8,401,858
                                              -----------------------------      ----------------------------

 Net loss before non operating expenses                         (2,664,949)                       (8,403,138)
                                              -----------------------------      ----------------------------

 Net loss                                                       (2,664,949)                       (8,403,138)

      Deemed preferred stock dividend                               92,137                                 -
                                              -----------------------------      ----------------------------

 Net loss applicable to common stockholders   $                 (2,757,086)      $                (8,403,138)
                                              =============================      ============================

 Basic and Diluted net loss per share         $                      (1.14)      $                     (4.61)
                                              =============================      ============================

 Basic and Diluted weighted average
  shares outstanding                                             2,421,169                         1,821,429
                                              =============================      ============================


See accompanying notes to the consolidated financial statements.
                                      F-5

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                     (SUCCESSOR TO PROVIDER ACQUISITION LLC)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE PERIOD SEPTEMBER 17, 2002 (Inception)
                            THROUGH DECEMBER 31, 2003


                                                                                  Additional                    Total
                                      Preferred Stock           Common Stock       Paid-in    Accumulated     Stockholders'
                                     Shares     Amount       Shares     Amount     Capital      Deficit         Equity
                                  ----------  -----------  ----------  --------  -----------  -------------  -------------
Balance, September 17, 2002             -     $     -         512,601  $   531   $    3,577   $      -       $      4,090

 Issuance of Common Stock for
   acquisition                          -           -       1,308,828    1,309    8,097,244          -          8,098,553
(Includes $7,357,322 of debt
 converted into equity)

 Issuance of Series A Convertible
   Preferred Stock                 1,025,640   1,200,000         -        -            -                 -      1,200,000

 Net Loss                               -           -            -        -            -        (8,403,138)    (8,403,138)
                                  ----------  -----------  ----------  --------  -----------  -------------  -------------
 Balance, December 31, 2002        1,025,640   1,200,000    1,821,429    1,822    8,100,821     (8,403,138)       899,505

 Issuance of Series A Convertible    854,701   1,000,000         -        -            -              -         1,000,000
   Preferred Stock

 Warrants issued in connection             -           -         -        -          92,137        (92,137)             -
   with Preferred Stock

 Issuance of Series B Convertible  2,500,000   2,000,000         -        -            -              -         2,000,000
   Preferred Stock

 Issuance of Common Stock by the
   exercising of warrants               -           -         940,171      940          940           -             1,880

 Net Loss                               -           -            -        -            -        (2,664,949)    (2,664,949)
                                  ----------  -----------  ----------  --------  -----------  -------------  -------------
 Balance December 31, 2003         4,380,341  $4,200,000    2,761,600  $ 2,762   $8,193,898   $(11,160,224)  $  1,236,437
                                  ==========  ===========  ==========  ========  ===========  =============  =============





See accompanying notes to the consolidated financial statements.
                                      F-6

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                     (SUCCESSOR TO PROVIDER ACQUISITION LLC)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED ENDED DECEMBER 31, 2003 and 2002


                                                              For the Year                     For the Period
                                                           Ended December 31,           September 17, 2002 (Interim)
                                                                   2003                  through December 31, 2002
                                                       -------------------------        ----------------------------
 Cash flows from operating activities:

     Net loss                                          $             (2,664,949)        $                (8,403,138)

     Adjustments to reconcile net loss to net cash
         used in operating activities:
       Depreciation and amortization of property
        and equipment                                                    89,469                              16,766
       Amortization of software development costs                       486,964                             151,693
       Impairment of Goodwill                                                 -                           6,954,927
     Changes in operating assets and liabilities:
       Accounts receivable                                             (334,834)                             41,237
       Notes receivable                                                  54,400                              25,600
       Royalties and referral fees receivable                           (11,300)                                  -
       Prepaid expenses                                                 (29,464)                            (13,656)
       Security deposits                                                 (7,330)                                  -
       Accounts payable                                                (157,228)                             99,810
       Accrued expenses                                                 159,416                             (41,443)
       Deferrred revenue                                               (224,849)                            (92,462)
       Customer deposits                                                  1,149                               1,490
                                                       -------------------------        ----------------------------

 Net cash used in operating activities                               (2,638,556)                         (1,259,176)
                                                       -------------------------        ----------------------------

 Cash flow from investing activities:
     Purchase of property and equipment                                (288,112)                            (33,921)
     Increase in software development costs                            (142,074)                           (136,572)
     Purchase of business                                                     -                            (261,515)
                                                       -------------------------        ----------------------------

 Net cash used in investing activities                                 (430,186)                           (432,008)
                                                       -------------------------        ----------------------------

 Cash flow from financing activities:
     Repayment of capital lease obligation                              (10,671)                             (4,876)
     Proceeds from the issuance of Series
      A Preferred Stock                                               1,000,000                           1,200,000
     Proceeds from the issuance of Series
      B Preferred Stock                                               2,000,000                                   -
     Proceeds from the issuance of equity                                 1,880                             745,321
                                                       -------------------------        ----------------------------

 Net cash provided by financing activities                            2,991,209                           1,940,445
                                                       -------------------------        ----------------------------

 Increase (decrease) in cash                                            (77,533)                            249,261

 Cash, beginning of period                                              249,261                                   -
                                                       -------------------------        ----------------------------

 Cash, end of period                                   $                171,728         $                   249,261
                                                       =========================        ============================

 Cash paid during the year for interest expense        $                  6,609         $                     3,764
                                                       =========================        ============================

 Supplemental disclosures of noncash investing and
       financing activities:
     Conversion of debt to equity (Included in
     Additional Paid-In Capital of PAL on acquisition) $                      -         $                 7,357,322
                                                       =========================        ============================

     Purchase of property and equipment through
      capital lease                                    $                      -         $                   (64,735)
                                                       =========================        ============================
     Business Acquired
       Fair value of assets acquired                   $                      -         $                 8,616,330
       Consideration paid                                                     -                            (261,515)
                                                       -------------------------        ----------------------------
       Liabilities assumed in connection with
        the acquisition                                $                      -         $                 8,354,815
                                                       =========================        ============================


See accompanying notes to the consolidated financial statements.
                                      F-7

                  Health Systems Solutions, Inc. and Subsidiary
                     (Successor to Provider Acquisition LLC)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

1. Description of Business, Acquisitions and Consolidation

Health Systems Solutions, Inc. ("HSS") through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. ("HQS") provides assistance to the home healthcare industry in managing their businesses throughout the United States of America, utilizing internally developed software. The software produces information to support clinical, financial and administrative decisions made by management in operating and administrating their organization. The Company operates in one segment.

On September 17, 2002 Provider Acquisition, LLC ("PAL"), which was formed in the State of Florida on June 28, 2002, acquired certain assets of Provider Solutions Corp. ("PSC") for $250,000 in cash, subject to certain liabilities. The principal reason for the acquisition was to purchase the technology that the company currently employs in its business. Total consideration paid has been allocated as follows:

         Current Assets                              $          357,820
         Goodwill                                             6,838,135
         Software Development Costs                           1,325,000
         Fixed Assets                                            68,206
         Other Assets                                            15,654
         Accounts Payable and Accrued Expenses                 (557,362)
         Deferred Revenue                                      (438,131)
         Secured Debt                                        (7,357,322)
         Other Liabilities                                       (2,000)
                                                     ----------------------

         Purchase price                              $          250,000


Following PAL's acquisition of the assets of PSC, the holder of PSC's secured indebtedness converted all of the indebtedness into equity of PAL. The debt was converted to relieve the company of the obligation. The debt conversion was recorded as additional paid-in capital.


This acquisition created $6,954,927 of purchased goodwill that includes other excess costs of approximately $116,800. As of September 17, 2002 PAL determined that this goodwill was impaired and subsequently wrote off the entire balance.

Silver Key Mining Company, Inc. ("Silver Key"), the predecessor to HSS, was originally incorporated in the State of Idaho on June 25, 1971. On September 17, 2002 Silver Key changed its domicile from Idaho to Nevada by filing Articles of Merger between Silver Key (Idaho) and Silver Key Mining Company, Inc. a Nevada corporation. The surviving entity Silver Key (Nevada) (the "Company"), which was incorporated in the State of Nevada on July 31, 2001, acquired 100% of the outstanding common stock of Silver Key (Idaho)

On October 11, 2002 the Board of Directors of the Company approved a five to one reverse stock split with a record date of October 21, 2002. After the reverse stock split the Company had 512,601 shares of common stock outstanding. All share and per share amounts have been adjusted to reflect the reverse stock split.

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

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

1. Description of Business, Acquisitions and Consolidation - continued

The merger became effective on October 24, 2002, (the "Effective Date") concurrent with the Articles of Merger being filed with the Secretary of State of Florida. As a result of the former members of PAL acquiring a controlling interest (58%) of the outstanding common stock of the Company the transaction was accounted for as a "reverse merger." Pursuant to the Merger Agreement the Company issued 1,071,429 shares of its common stock to the members of PAL. Upon completion of the acquisition, the Company issued an additional 237,399 shares of its common stock to parties who were instrumental in arranging the merger. These shares of common stock were considered part of the cost of the acquisition and have been recorded at the fair value of $4,750 (quoted market price - $.02 per share) on the date of the transaction with a corresponding reduction of additional paid in capital. The acquisition was accounted for using the purchase method of accounting.

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

2. Liquidity

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from September 17, 2002 (date of inception) through December 31, 2003 of approximately $11,200,000. The Company incurred a net loss for the period from January 1, 2003 through December 31, 2003 of approximately $2,700,000 and had negative working capital at December 31, 2003 of approximately $100,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include
(1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

3. Summary of Significant Accounting Policies

Basis of presentation and consolidation: The accompanying consolidated financial statements which present the results of operations of HSS and its wholly owned subsidiary, HQS, for the period from January 1, 2003 through December 31, 2003 have been prepared using accounting principals generally accepted in the United States of America. All material intercompany transactions and accounts have been eliminated in consolidation.

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

Software development costs:

We capitalize certain costs of software developed or obtained for internal use in accordance with AICPA SAP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained fro Internal Use ("SOP 98-1"). We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratably amortized using the straight-line method, over the estimated useful lives of the related applications of three years. The company makes on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the company writes off the amount that the unamortized software development costs exceed net realizable value.


Goodwill and other intangibles: Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with SFAS 142, the Company performedimpairment tests on all goodwill and purchased intangible assets from the acquired assets and liabilities of Provider Solutions Corp. on September 17, 2002. The goodwill was written off after the company performed these impairment tests and determined that the fair value of the goodwill exceeded its carrying value. Fair value was determined by estimates of future cash flows. At September 17, 2002, the state of the business, the projected shortage of short term and future cash, the anticipation of continued losses and the reduced level of sales indicated that without ongoing investment, a source for which had not been identified, the business was not a going concern and that there was no utility to the value of the goodwill. We determined the company's projections for cash flow from the acquired assets was insufficient to support the goodwill as an asset and that an immediate goodwill impairment write-off was in order.
Pursuant to the impairment tests, all goodwill and purchased intangibles of $6,954, 927 was written off as of September 17, 2002.


Impairment of long-lived assets: In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At December 31, 2003 no long-lived assets were impaired.

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Concentration of credit risk: Concentrations of credit risk with respect to trade receivables are limited to customers dispersed across the United States of America.. All trade receivables are concentrated in the healthcare segment of the economy; accordingly the Company is exposed to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the healthcare industry.

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

3. Summary of Significant Accounting Policies - continued

Revenue recognition and deferred revenue: The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive. We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Currently, we primarily employ a web-based application service provider model to deliver our services to our home healthcare customers. In instances where the customer specifies final acceptance of the system or service, we defer revenue until all acceptance criteria have been met. We price these services primarily on a transaction fee basis (calculated based upon the number of patient clinical assessments made by a customer during a period) and, to a lesser extent, on a subscription fee basis. Clinical assessments, which are mandated by Medicare, require Home Health Care Agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge. Our products PPS collect, editor, executive, dashboard, trans, outcomes, and Oasis auditor all assist in the collection of assessment data and are all charged on a transaction basis. We earn the revenues from subscriptions ratably over the period of the respective agreement, generally one year. We record cash payments received in advance or at beginning of a contract as deferred revenue. We recognize transaction fee based revenues in the period the transaction is processed. Implementation, consultation, training and customer support services are charged to customers on a fee basis usually based upon time spent. We recognize implementation fees in the month that the customer goes live and we recognize training, consultation, advisory and support revenue in the month that the service is performed. Implementation costs consisting of payroll and travel are expensed in the same period implementation fees are recognized. Typical sales terms would be 30 days from the date of invoice.

Advertising costs: The Company expenses all advertising costs as incurred. Advertising costs for the period from January 1, 2003 through December 31, 2003 were $69,837, and for the period from September 17, 2002 (date of inception) to December 31, 2002 were $10,153, and are included in selling and marketing expense in the accompanying consolidated statement of operations.


Research and development costs: The Company expenses all research and development expenses , which consist of payroll and other related costs, as incurred


Computation of net income (loss) per share:  The Company presents basic earnings
(loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net income
(loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of Series A $1.17 Convertible Preferred Stock and Series B $.80 Convertible Preferred Stocks. Dilutive earnings per share is not shown as the effect is antidilutive. At December 31, 2003 the Convertible Preferred Stocks were convertible into 7,190,171 common shares.

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002



Financial instruments: The carrying amounts of financial instruments, including cash, accounts receivable, prepaid expenses, customer deposits and deferred revenue approximate fair value as of December 31, 2003, due to the relatively short maturity of the instruments. The capital lease obligation approximates fair value based upon debt terms available to company's under similar terms. The Series A $1.17 Convertible Preferred Stock and Series B $.80 Convertible Preferred Stock are specialized instruments that makes it impractical to determine the fair value without incurring excessive cost.

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

Recent accounting pronouncements: In December 2003 the FASB issued FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, that improves financial statement disclosures for defined benefit plans. The project was initiated by the FASB earlier this year in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. The change replaces existing FASB disclosure requirements for pensions. In an effort to provide the public with better and more information, the standard requires that companies provide more detail about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. These disclosures will provide investors with greater visibility into plan assets and a clearer picture of cash requirements for benefit payments and contributions to fund pension and other postretirement benefit plans. We do not have a pension fund and therefore do not expect to be impacted by Statement No. 132 or be required to make additional disclosures.


3. Summary of Significant Accounting Policies - continued

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

Recent accounting pronouncements - continued: In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


4.       Property and Equipment and Software Development costs
     Property and equipment and software development costs consist of the following:
                                                             December 31, 2003
---------------------------------------------------------- ---------------------
                                                               ($ In Thousands)

   Office equipment                                        $                213
   Purchased computer software                                               86
   Furniture and Fixtures                                                    30
   Leasehold Improvements                                                   122
                                                           --------------------
                                                                            451

   Less accumulated depreciation and amortization                           102
                                                           --------------------
      Total                                                $                349
                                                           =====================

   Software development costs                              $              1,528
                                                           =====================

   Less accumulated amortization                                            563
                                                           =====================

       Total                                               $                965
                                                           =====================


Amortization expense for software development costs for the periods from September 17, 2002 (date of inception) through December 31, 2002 and January 1, 2003 through December 31, 2003 for the Company was $151,693 and $486,964 respectively.

The unamortized balance of software development costs was $964,989 at December 31, 2003 and the future amortization expense amounts are as follows:

                  Fiscal Year                                       Amount
                  ----------------------------------------- --------------------
                  2004                                      $           509,394
                  2005                                                  433,165
                  2006                                                   22,430
                                                            --------------------

                  Total future amortization expense         $           964,989
                                                            ====================


During the period ended December 31, 2002 the Company entered into a capital lease for $64,735 to acquire office equipment. For the period from September 17, 2002 (date of inception) through December 31, 2002 and January 1, 2003 through December 31, 2003 the Company recorded depreciation of $6,474 and $12,947 respectively.

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

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

6. Income Taxes

For the period from September 17, 2002 (date of inception) through December 31, 2003 the Company incurred a net operating loss for income tax reporting of approximately $ 4,270,000. The net operating loss expires in the year 2023. The Company recorded a 100% valuation allowance on its deferred tax asset since it is more likely than not that their benefit will not be realized in the future.

The significant components of the Company's deferred tax asset as of December 31, 2003 are as follows:

   Operating loss carryforward                                    $   1,709,000
   Goodwill  amortization                                             2,566,000
   Depreciation and other                                              (166,000)
                                                                  --------------
   Valuation allowance                                               (4,109,000)
                                                                  --------------

   Total deferred tax asset                                       $           -
                                                                  ==============

The future amount of goodwill amortization is approximately $6,400,000.

Reconciliation between the statutory Federal income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:


                                                                                          For the period
                                                                                        September 17, 2002
                                                                                           (Inception)
                                                                  Year ended             through December
                                                               December 31, 2003             31, 2002
                                                               ------------------       -------------------

   Statutory Federal income tax (benefit)                      $       (933,000)        $       (2,941,000)
   State tax (benefit), net of federal effect                          (133,000)                  (420,000)
   Permanent differences - merger expenses                                    -                    194,000
   Other                                                                      -                    124,000
   Increase in valuation allowance                                     1,066,000                 3,043,000
                                                               ------------------       -------------------
                                                               $              -0-       $               -0-
                                                               ==================       ===================

7. Capital Lease Obligation
The Company has entered into a capital lease for certain office equipment. Obligations under the capital lease have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments, discounted at an interest rate of 12%.

Future minimum payments under capital lease obligation are as follows at December 31, 2003:
   Fiscal Year                                                     Amount
   --------------------------------------------------------- -------------------
   2004                                                      $           17,280
   2005                                                                  17,280
   2006                                                                  17,280
   2007                                                                   8,640
                                                             -------------------

   Total future payments                                                 60,480
   Less amount representing interest                                     11,292
                                                             -------------------

   Present value of future payments                                      49,188
   Less current portion                                                  12,025
                                                             ------------------
                                                             $           37,163

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

8. Equity Transactions

Series A $1.17 Convertible Preferred Stock and Warrants

Series A $1.17 Convertible Preferred Stock and Warrants
Pursuant to a Securities Purchase Agreement dated October 22, 2002, the majority stockholder agreed to make an aggregate investment of $2,200,000 in the Company at monthly intervals between October 2002 and March 2003. For this investment, the majority stockholder acquired 1,880,341 shares of the Company's Series A $1.17 Convertible Preferred Stock (the "Series A") (subject to anitdilution) and 1,880,342 Warrants to purchase 940,171 shares of the Company's common stock. The Series A is convertible into common stock upon the earlier of the date specified by vote or written consent or agreement of holders of at least two-thirds of the then outstanding shares of the Preferred Stock or upon the closing of a qualified public offering, as defined in the Agreement. The Series A can be converted into shares of the Company's common stock at $1.17 per share. The Preferred Stock has ten votes per share and votes together with the common stock on all matters submitted for a vote. In the event of liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of the common stock, an amount equal to the stated value, $1.17 per share. As additional consideration under the Purchase Agreement dated April 30, 2003, the Company repriced the conversion price of the Warrants from $1.17 per share to $.001 per share. On May 12, 2003, the Warrants were exercised at $.001 and converted into 940,171 shares of common stock. The company utilized the Black Scholes Option Pricing Model to calculate the fair value of the re-priced options. The company recorded the value of the options of $92,137 as a deemed preferred stock dividend. The Black Scholes pricing model assumptions used were as follows:

                                              Expected dividend yield      0%
                                              Risk-free interest rate      8%
                                              Annualized volatility      100%

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

Future minimum annual payments under all lease agreements are as follows:

    2005                                                         $370,626
    2006                                                         $338,008
    2007                                                         $308,960
    2008                                                         $279,266
    2009                                                          $23,786

                  Health Systems Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

9. Contingencies - continued

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

13. Subsequent Event

Reverse Stock Split: On May 13, 2004, the Company's Board of Directors voted unanimously to authorize and recommend that stockholders approve a proposal to affect a reverse split. Pursuant to the reverse split, each two of the outstanding shares of common stock for shareholders of record on May 27, 2004 are automatically converted into one share of common stock. The reverse stock split is presented retroactive for all periods presented.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

Item 9.    Directors and Executive Officers of the Company.


                                  MANAGEMENT

Officers and Directors

         Article V of our articles of incorporation permits our board of directors to fix the number of directors at not less than one nor more than nine. Directors serve until our next annual meeting of shareholders and until his successor is duly elected and qualified. Vacancies on the Board due to resignation or removal may be filled by the remaining director or directors, even though less than a quorum, for the unexpired term of such vacant position.

         Name                       Age              Position

         B. M. Milvain               67              President and Director

         Steven Katz                 56              Director

         Batsheva Schreiber          57              Director

         Susan Baxter Gibson         47              Principal Financial Officer

Business Experience

         B. M. Milvain is our Chief Executive Officer and President. Mr. Milvain has been a senior officer of HQS, PAL and its predecessor company, Provider Solutions Corp. since 1993. From August 1988 until November 1992 Mr. Milvain was Chief Operating Officer of LPA, Inc., a subsidiary of NYNEX Corporation, and a supplier of on-line transaction processing software for electronic payment services. From March 1988 until September 1997, Mr. Milvain was also a consultant to the Chairman of the Board of BancTec, Inc., a global provider of solutions for automation capture, processing and archiving of paper and electronic forms. From 1985 to 1988 he was Vice President of Marketing at Systeme Corporation, an innovator and developer of wide area network and PC technology for branch automation products for retail banking applications. From 1982 to 1984 Mr. Milvain was President of George K. Baum Leasing, Inc. From 1972 to 1982 he was co-founder of Unimark, Inc., a computer leasing and used computer dealer. Prior positions were with Marsh & McLennan Companies (1969 to 1972), Waddell & Reed (1966 to 1969) and IBM (1960 to 1966). Mr. Milvain graduated with a Bachelors of Business Administration degree from the University of Oklahoma in 1960.

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

         Susan Baxter Gibson is our Vice President and Chief Financial Officer. She served as a Branch Manager of Advanced Home Care, a home health, infusion and durable medical provider, from January 2001 through September 2003. From February 1999 to January 2001, she was a financial consultant with Dixon Odom P.L.C. from February 1998 to January 1999; Ms. Gibson was Chief Financial Officer of Baptist Hospital Home Care, a subsidiary of the Wake Forest University Medical Center. While she was there she also served as Interim Agency Director. From June 1992 to February 1998 Mrs. Gibson was the Chief Financial Officer/Vice President Finance at the Visiting Nurse Association of the Treasure Coast. Susan's experience includes budgeting, creating internal policies and procedures, home health care financial and operational management and strategic planning. Prior to serving at the Visiting Nurse Association of the Treasure Coast, she was with Greenwich International and Edwards & Curtis, certified public accountants. Mrs. Gibson holds a Bachelor of Business Administration in Accounting (1992) and a Masters of Business Administration degree from the University of Central Florida (1997). She is a CPA (North Carolina).

Committees of the Board of Directors

         Audit Committee

         The Audit Committee, which currently consists of Steven Katz and Batsheva Schreiber, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Mr. Katz is considered by us to be a "financial expert." The Audit Committee also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The Company's board of directors has adopted a written Charter of the Audit Committee. Ms. Schreiber, a member of the Audit Committee, is deemed independent, as defined in the National Association of Securities Dealers' listing standards. The Audit Committee met on four occasions during the year ended December 31, 2003.

         Compensation Committee

         We do not have a formal compensation committee. The board of directors, acting as a compensation committee, periodically meets to discuss and deliberate on issues surrounding the terms and conditions of executive officer compensation, including base salaries, bonuses, awards of stock options and reimbursement of certain business related costs and expenses.

         Nominating Committee

         We do not have a formal nominating committee. The board of directors, acting as a nominating committee, recommends candidates who will be nominated as management's slate of directors at each annual meeting of shareholders.

         In May 2004, the Board adopted a general policy setting forth qualifications of directors, procedures for identification and evaluation of candidates for nomination, and procedures for recommendation of candidates by shareholders. A candidate for director should meet the following criteria:

          o Must, above all, be of proven integrity with a record of substantial achievement.

          o Must have demonstrated ability and sound judgment that usually will be based on broad experience.

          o Must be able and willing to devote the required amount of time to our affairs, including attendance at Board and committee meetings and the annual shareholders' meeting.

          o    Must possess a judicious and somewhat  critical  temperament that
               will  enable  objective   appraisal  of  management's  plans  and
               programs.

          o Must be committed to our company building sound, long-term growth.

         Other than the foregoing, the Board does not believe there is any single set of qualities or skills that an individual must possess to be an effective director or that it is appropriate to establish any specific, minimum qualifications for a candidate for election as a director. Rather, the Committee will consider each candidate in light of the strengths of the other members of the board of directors and the needs of the Board and our company at the time of the election. The board of directors will also consider candidates for directors nominated by shareholders.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Form, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2003.

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

Item 10.   Executive Compensation.

Summary Compensation Table

         The following table shows, for the year ended December 31, 2002 and December 31, 2003, the cash and other compensation paid to our President, Chief Executive Officer and each other executive officer whose annual compensation was $100,000 or more.


                                                                                          Long Term
                                                        Annual Compensation              Compensation

                                                                              Other                            All Other
                                                Salary        Bonus         Compensation    Securities       Compensation
Name and Principal Position             Year     (US$)        (US$)           (US$)          Options              (US$)
---------------------------             ----     -----        ------          -----          -------              -----
B. M. Milvain, President and Acting     2003     150,000        0              0                0                 0
Chief Executive Officer(1)              2002     150,000        0              0                0                 0

J. Rockwell Smith, President and        2002        0           0              0                0                 0
Acting Chief Executive Officer(2)

Dale F. Miller, President and Chief     2002        0           0              0                0                 0
Executive Officer(3)


(1) Appointed to serve as president effective October 24, 2002.
(2) Served from July 1, 2002 until October 24, 2002.
(3) Resigned effective July 1, 2002.

Option/SAR Grants Table

         We have not granted any options to purchase shares of common stock from our inception through December 31, 2003. Effective July 6, 2004, we issued an aggregate of 485,000 incentive stock options under the Plan to 44 employees of our company. In addition, we issued non-qualified stock options to purchase 150,000 shares of our common stock under the Plan to B.M. Milvain. We issued an additional 67,000 options to 14 employees on August 3, 2004. All options have an exercise price of $1.00 per share and vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment by our company subsequent to January 1, 2004. The options terminate upon the earlier of June 1, 2009 or as provided under the Plan. In addition, effective July 6, 2004, we granted B.M. Milvain 150,000 shares of our common stock under a restricted stock agreement pursuant to the Plan. If on any date prior to June 1, 2010 we file audited financial statements with the SEC for a calendar year that sets forth both $10,000,000 or more of revenues and $2,000,000 or more in operating income, Mr. Milvain shall receive these shares.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

         We did not grant any options to purchase shares of common stock from our inception through December 31, 2003.

2003 Management and Director Equity Incentive and Compensation Plan

         In May 2003 we adopted the 2003 Management and Director Equity Incentive and Compensation Plan. The purpose of the Plan is to advance our interests and those of our shareholders by providing a means of attracting and retaining key employees, directors and consultants. In order to serve this purpose, we believe this Plan encourages and enables key employees, directors and consultants to participate in our future prosperity and growth by providing them with incentives and compensation based on our performance, development and financial success. Participants in the Plan may include our officers, directors, other key employees and consultants who have responsibilities affecting our management, development or financial success.

         We initially reserved an aggregate of 3,300,000 shares of common stock for issuance under the Plan, but subsequently reduced the number of shares to 1,000,000. Our board of directors (or at their discretion a committee of our board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted share or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan.

         Awards may be made under the Plan in the form of Plan options, shares of our common stock subject to a vesting schedule based upon certain performance objectives ("performance shares") and shares subject to a vesting schedule based on the recipient's continued employment ("restricted shares"). Plan options may either be options qualifying as incentive stock options under Section 422 of the IRS Code, or options that do not so qualify. Any incentive stock option granted under our Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. Only persons who are our officers or other key employees are eligible to receive incentive stock options and performance share grants. Any non-qualified stock option granted under our Plan must provide for an exercise price of not less than ninety percent (90%) of the fair market value of the underlying shares on the date of such grant.

         The term of each Plan option and the manner in which it may be exercised is determined by the Board of Directors, provided that no Plan option may be exercisable more than three years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. The exercise price of the stock options may be paid in either:

          o    cash, or

          o delivery of unrestricted shares of our common stock having a fair market value on the date of delivery equal to the exercise price, or

          o surrender of shares of our common stock subject to the stock option which has a fair market value equal to the total exercise price at the time of exercise, or

          o    a combination of the foregoing methods.

         All Plan options are non-assignable and nontransferable, except by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee. At the discretion of the board of directors, it may approve the irrevocable transfer, without payment, of non-qualified options to the option holder's spouse, children, grandchildren, nieces or nephews, or to the trustee of a trust for the principal benefit of one or more such persons, or to a partnership whose partners are one or more of such persons. If an optionee's employment is terminated for any reason, other than due to his or her death, disability or termination for cause, or if an optionee is not our employee but is a member of our board of directors and his or her service as a director is terminated for any reason, other than due to his or her death or disability, the Plan option granted may be exercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his or her employment, the Plan option granted to him or her shall lapse to the extent unexercised on the earlier of the expiration date of the Plan option or the date one year following the date of the optionee's death. If the optionee's employment, membership on the board of directors or engagement as a consultant terminates by reason of the optionee's retirement, then the Plan option granted may be exercised until the earlier of 90 days following the date of termination or the expiration date. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the IRS Code, the Plan option granted to him or her lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

         At the time of the restricted share grant, the board of directors may determine the vesting schedule of such shares and that after vesting, such shares may be further restricted as to transferability or be subject to repurchase by us or forfeiture upon the occurrence of certain events. Awards of restricted shares must be accepted by the participant within 30 days of the grant.

         At the time of the award of performance shares, the board of directors shall establish a range of performance goals to be achieved during the performance period, including, without limitation, earnings, return on capital, or any performance goal approved by our shareholders in accordance with Section 162(m) of the IRS Code. Attainment of the highest performance goal for the performance period will earn 100% of the performance shares awarded for the performance period; failure to attain the lowest performance goal will result in the participant earning no performance shares. Attainment of the performance goals will be calculated from our financial statements, excluding changes in federal income tax rates and the effect of non-recurring and extraordinary items. The performance goals may vary for difference performance periods and need not be the same for each participant receiving an award during a performance period.

         If the participant's employment by us, membership on our board of directors, or engagement by us as a consultant is terminated before the end of any performance period, or upon the participant's death, retirement or disability, the board of directors, taking into consideration the performance of such participant and our performance over the performance period, may authorize the issuance to the participant or his or her legal representative or designated beneficiary all or a portion of the performance shares which would have been issued to him or her had the participant's employment, board membership or consulting engagement continued to the end of the performance period. If the participant's employment, board membership or consulting engagement terminates before the end of the performance period for any other reason, all performance shares are forfeited.

         Notwithstanding the foregoing, but subject to any shareholder approval or other requirements of Section 162(m) of the IRS Code, the board of directors in its discretion and as determined at the time of award of the performance shares, may provide the participant with the option of receiving cash in lieu of the performance shares in an amount determined at the time of award including, without limitation, by one or more of the following methods:

     o the fair market value of the number of shares subject to the performance shares agreement on the date of award, or

     o part or all of any increase in the fair market value since such date, or

     o part or all of any dividends paid or payable on the number of shares subject to the performance share agreement, or

     o any other amounts which in the board's sole discretion are reasonably related to the achievement of the applicable performance goals, or

     o    any combination of the foregoing.

         The purchase price for restricted shares or performance shares granted under the Plan shall be set by the board of directors but may not be less than par value. Payment of the purchase price for the restricted or performance shares may be made in either,

     o    cash, or

     o by delivery of unrestricted shares of our common stock having a fair market value on the date of such delivery equal to the total purchase price, or

     o    a combination of either of these methods.

         The restricted stock awards, performance stock awards and stock options are subject to accelerated vesting in the event of our change of control. We may, at our option, terminate all unexercised stock options 30 days after a change in control and pay to the participant holding these unexercised options cash in an amount equal to the difference between fair market value and the exercise price of the stock option. If the fair market value is less than the exercise price, we may terminate the options without payment to the holder. The per share purchase price of shares subject to Plan options granted under the Plan or related to performance share awards or restricted share awards may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of such option or award. No participant in our Plan has any rights as a shareholder until the shares subject to the Plan options or stock awards have been duly issued and delivered to him or her.

         We have an option to purchase any shares of our common stock which have been issued to Plan participants pursuant to restricted stock awards, performance stock awards or stock options if the participant ceases to be our employee, a member of our board of directors or a consultant to us for any reason. We must exercise our repurchase right at the time of termination. The purchase price for any shares we repurchase will be equal to the fair market value of the our total shareholder's equity divided by the total outstanding shares of our common stock on the last day of that calendar month, calculated on a fully-diluted basis. If we exercise our repurchase right, we must close the transaction within 20 days from the termination date. At closing, we are entitled to delivery a one-year promissory note as payment for the purchase price or, at our option, we may pay same in cash at closing.

         We also have a right of first refusal to meet the offer if the holder of any shares of our common stock awarded or issued pursuant to our Plan desires to sell such shares to a third party.

         The board of directors may amend, suspend or terminate our Plan at any time, except that no amendment shall be made which:

     o increases the total number of shares subject to the Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization), or

     o    affects outstanding Plan options or any exercise right thereunder, or

     o    extends the term of any Plan option beyond 10 years, or

     o    extends the termination date of the Plan.

         Unless the Plan shall be earlier suspended or terminated, the Plan shall terminate on May 3, 2013.

Recent Issuances Under the Plan

         Effective July 6, 2004, we issued an aggregate of 485,000 incentive stock options under the Plan to 44 employees of our company. In addition, we issued non-qualified stock options to purchase 150,000 shares of our common stock under the Plan to B.M. Milvain, our Chief Executive Officer. We issued an additional 67,000 options to 14 employees on August 3, 2004. All options have an exercise price of $1.00 per share and vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment by our company subsequent to January 1, 2004. The options terminate upon the earlier of June 1, 2009 or as provided under the Plan. In addition, effective July 6, 2004, we granted B.M. Milvain 150,000 shares of our common stock under a restricted stock agreement pursuant to the Plan. If on any date prior to June 1, 2010 we file audited financial statements with the SEC for a calendar year that sets forth both $10,000,000 or more of revenues and $2,000,000 or more in operating income, Mr. Milvain shall receive these shares.

Director Compensation

         All directors, other than our officers, receive an annual fee of $5,000. We do not pay fees to directors for their attendance at meetings that are not executive officers of the board of directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

Employment and Consulting Agreements

         We have no employment contracts with any of our officers or directors and maintain no retirement, fringe benefit or similar plans for the benefit of our officers or directors. We may, however, enter into employment contracts with our officers and key employees, adopt various benefit plans and begin paying compensation to our officers and directors as we deem appropriate to attract and retain the services of such persons. During the fiscal year ended December 31, 2003, there were no outstanding stock options. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of our officers, directors or employees.

Limitation of Liability

         Pursuant to the Nevada Revised Statutes, we have the power to indemnify any person made a party to any lawsuit by reason of being our director or officer, or serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company pursuant to the foregoing provisions, or otherwise, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

         Our bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Nevada law.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of November 3, 2004, there were 11,046,780 shares of our common stock issued and outstanding. The following table sets forth, as of the close of business on November 3, 2004, (1) the name and number of shares of each person known by us to be the beneficial owner of more than 5% of the class of stock; and (2) the number of shares of these securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days of the date of the filing of this report. Unless otherwise indicated, the address for each person is 405 Reo Street, Suite 300, Tampa, Florida 33609.

                                     Shares                     Percent of
Name                           Beneficially Owned         Shares Outstanding

Stanford Venture Capital
   Holdings, Inc. (1)                9,338,177                           82.0%
B. M. Milvain (2)                      213,882                            2.0%
Steven Katz                                  0                              0%
Batsheva Schreiber                           0                              0%
Susan Baxter Gibson                          0                              0%

All executive officers and
directors as a group
(4 persons)                            213,882                            2.0%
------------
(1) Beneficial shareholder is R. Allen Stanford. Business address is 5050 Westheimer Road, Houston, Texas 77056.
(2) Includes 150,000 shares of common stock subject to a restricted stock agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

         The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of December 31, 2003:



                                                                                           Number of securities
                                       Number of securities                               remaining available for
                                         to be issued upon         Weighted-average        future issuance under
                                            exercise of            exercise price of        equity compensation
                                       outstanding options,      outstanding options,   plans (excluding securities
                                        warrants and rights       warrants and rights     reflected in 1st column
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security holders                  0                         --                    1,000,000

Equity compensation plans not
   approved by security holders                  None                      N/A                   N/A

       Total                                     0                                               1,000,000


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 22, 2002 we consummated an agreement and plan of merger with PAL. Pursuant to the merger agreement, PAL was merged into our wholly-owned subsidiary, HQS, which survived as our wholly owned subsidiary. At the closing of the merger on October 24, 2002, the issued and outstanding units of PAL were surrendered in exchange for an aggregate of 1,071,429 shares of our common stock and the separate corporate existence of PAL terminated. An additional 237,399 shares were issued to Deluxe Investment Company as consideration for $474.80. Stanford, the majority interest holder of PAL, received 957,921 of the shares of common stock issued pursuant to the merger agreement. On the closing date of the merger agreement, the existing directors and officers of our company resigned and new officers and directors were designated in accordance with the merger agreement.

         Pursuant to a securities purchase agreement dated October 22, 2002, Stanford made an aggregate cash investment of $2,200,000 in our company, in several tranches. For its aggregate investment, Stanford received 1,880,341 shares of Series A preferred stock (subject to anti-dilution provisions), convertible into 940,171 shares of our common stock and warrants exercisable to purchase an aggregate of 940,171 shares of common stock. Each share of Series A preferred stock had ten votes, voting together with our common stock on all matters submitted for a vote. Each warrant had an exercise price of $1.17 per share. The warrants were immediately exercisable and expire five years after their initial dates of issuance. Stanford assigned its rights to an aggregate of half of the warrants to several of its employees.

         Pursuant to a securities purchase agreement dated April 30, 2003, Stanford made an aggregate investment of $2,000,000 in our company, in several tranches. The investment was in the form of Series B $0.80 convertible preferred stock of our company, convertible into 6,250,000 shares of our common stock. The shares of Series B preferred stock were issued and sold in various tranches on eight monthly closing dates, commencing on May 19, 2003.

         As additional consideration under the April 30, 2003 securities purchase agreement, we agreed to reprice the exercise price of the 940,171 warrants issued to Stanford and its assignees pursuant to the securities purchase agreement dated October 15, 2002. Pursuant to an Instrument of Warrant Repricing, the exercise price of each share of common stock underlying the warrants was reduced to $0.001 per share. The warrants were exercised on May 12, 2003 and the warrant holders received an aggregate of 940,171 shares of common stock.

         On July 6, 2004, Stanford exercised its right to convert all of the outstanding Series A preferred stock and Series B preferred stock into shares of common stock.

         We granted to Stanford and its affiliates certain registration rights under certain registration rights agreements (as amended) with respect to the Series A and Series B preferred stock and shares of common stock underlying the warrants described above and the shares of common stock it owns. No later than December 31, 2004, we were required to file an SB-2 Registration Statement under the Securities Act covering all of the shares of common stock underlying the Series A and Series B preferred stock and warrants. Stanford has waived its registration rights.

         On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of the Company and HQS and a corporate guaranty that has been executed in favor of Stanford. As of September 30, 2004, Stanford had advanced us $900,000 (including $400,000 advanced on June 30, 2004 to satisfy a $400,000 assumed liability owed to the Internal Revenue Service by our predecessor).

         As of November 15, 2004, we had borrowed $1,050,000 and the balance of $550,000 was available to us. Previously, certain draws under the loan and security agreement were subject to our achieving adjusted consolidated EBITDA; however, Stanford subsequently waived the requirement.

         Additionally, as consideration for entering into the loan and security agreement, Stanford received warrants to purchase an aggregate of 720,000 shares of our common stock. The exercise price of the warrants is $0.001 per share and the warrants expire on June 30, 2009. Stanford has assigned 360,000 warrants to four of its employees pursuant to a warrant assignment agreement. We are obligated to register the shares of common stock underlying the warrants pursuant to a registration rights agreement. The warrants issued to the employees were exercised on August 12, 2004.

         Provider Solutions Corp., one of our predecessor companies, engaged Steven Katz, currently one of our directors, for management advisory services on an arms-length basis. This arrangement was confirmed from September 2002 to March 31, 2003 by HQS, our wholly-owned subsidiary. Mr. Katz was paid a fee of $10,000 per month, plus expenses during the period that he provided these services.

         We have adopted a policy whereby all transactions between us and one or more of our affiliates must be approved in advance by a majority of our disinterested directors.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibit No.    Description of Document

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

  10.8 Registration Rights Agreement dated as of April 30, 2003 among the Company and Stanford Venture Capital Holdings, Inc. (3)

  10.9 March 25, 2004 Amendment to Registration Rights Agreement, dated April 30, 2003, as amended (6)

  10.10        Loan and Security Agreement dated July 6, 2004(8)

  10.11        Warrant Purchase Agreement dated July 6, 2004(8)

  10.12 Amended and Restated Investor Relations Agreement with American Capital Ventures, Inc., dated August 5, 2004 (filed herein)

  10.13        Registration Rights Agreement dated July 6, 2004(8)

  10.14        Warrant Assignment Agreement dated July 6, 2004(8)

  10.15        Escrow Agreement with Deluxe Investment Company (9)

  10.16        Deluxe Investment Company Purchase Agreement (9)

  10.17        First Amendment to Loan and Security Agreement (9)

  10.18        Qwest Hosting Services Agreement (9)

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

(9) Previously filed on Form SB-2 with the Securities and Exchange Commission on July 8, 2004.

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

         Subsequent to the period covered by this report, on February 17, 2004, we filed a Form 8-K Current Report, disclosing under Item 4, that effective February 17, 2004, Rogoff & Company, P.C. resigned as the principal accountants to audit our financial statements and that effective February 17, 2004, we engaged the accounting firm of Sherb & Co., LLP as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2003.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Auditors.

Year ended December 31, 2003

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


Dated: February 14 2005


                                           HEALTH SYSTEMS SOLUTIONS, INC.

                                           /s/ B. M. Milvain
                                           -----------------------------------
                                           B. M. Milvain, President
                                           Chief Executive Officer
                                           (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 14, 2005.


SIGNATURE                           TITLE


/s/ B. M. Milvain                   Principal Executive Officer, President
---------------------------         and Director
B. M. Milvain


/s/ Susan Baxter Gibson             Principal Financial Officer
---------------------------
Susan Baxter Gibson


/s/ Steven Katz                     Director
---------------------------
Steven Katz


/s/ Batsheva Schreiber              Director
---------------------------
Batsheva Schreiber