Form 10QSB/A
period 2004-03-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2005-02-14
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                  FORM 10-QSB/A
                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,046,780 shares of Common Stock as of December 1, 2004.


Transitional Small Business Disclosure Form (check one): Yes [  ] No [X]

                         HEALTH SYSTEMS SOLUTIONS, INC.
                                  FORM 10-QSB/A
                                      INDEX

PART I          FINANCIAL INFORMATION.....................................   1
   Item 1.      Financial Statements......................................   1
                Balance Sheet.............................................  F-1
                Statement of Operations...................................  F-2
                Statement of Cash Flows...................................  F-3
                Notes to the Financial Statements ........................  F-4
   Item 2.      Management's Discussion and Analysis or Plan
                of Operations.............................................   2
   Item 3.      Controls and Procedures...................................  14

PART II         OTHER INFORMATION.........................................  14
   Item 1.      Legal Proceedings.........................................  14
   Item 2.      Changes In Securities and Small Business Issuer
                Purchases of Equity Securities............................  14
   Item 3.      Defaults Upon Senior Securities...........................  15
   Item 4.      Submission of Matters to a Vote of Security Holders.......  15
   Item 5.      Other Information.........................................  15
   Item 6.      Exhibits and Reports on Form 8-K..........................  15

SIGNATURES

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements






                         HEALTH SYSTEMS SOLUTIONS, INC.
                              FINANCIAL STATEMENTS
                                 March 31, 2004

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)

                                     ASSETS

    Cash                                                      $          91,721
    Accounts receivable, net of allowance for
     doubtful accounts of $5,000                                        477,121
    Prepaids and other current assets                                    65,383
                                                              ------------------


      Total current assets                                              634,225

 Property and equipment, net of accumulated depreciation
    and amortization of $135,912                                        330,006

 Software development costs, net of accumulated depreciation
    and amortization of $692,257                                        862,960

 Security deposits                                                       22,984
                                                              ------------------
                                                              $       1,850,175
                                                              ==================



              LIABILITIES AND STOCKHOLDERS' EQUITY

 Current  liabilities:
    Current portion of capital lease obligation               $          12,389
    Accounts payable                                                     40,525
    Accrued expenses                                                    619,067
    Deferred revenue                                                    291,097
    Customer deposits                                                     1,177
                                                              ------------------


      Total current liabilities                                         964,255

 Capital lease obligation, net of current portion                        33,926
                                                              ------------------


                                                                        998,181
                                                              ------------------


 Stockholders' Equity
    Preferred Stock; 15,000,000 authorized;
      Series A $1.17 Convertible; 1,880,341 shares
      authorized issued and outstanding                               2,200,000
      Series B $.80 Convertible; 2,500,000 shares
      authorized issued and outstanding                               2,000,000
    Common Stock; $.001 par value; 150,000,000 shares
     authorized; 2,761,609 shares issued and outstanding                  2,762
    Additional paid-in capital                                        8,193,898
    Accumulated deficit                                             (11,544,666)
                                                              ------------------


      Total Stockholders' Equity                                        851,994
                                                              ------------------


                                                              $       1,850,175
                                                              ==================

See accompanying notes to consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                Three Months Ended
                                              March 31, 2004                 March 31, 2003
                                           ----------------------        ----------------------
 Net sales                                 $             815,623         $             345,140
 Cost of sales                                           417,009                       278,863
                                           ----------------------        ----------------------

     Gross profit                                        398,614                        66,277
                                           ----------------------        ----------------------

 Operating expenses
     Selling and marketing                               281,298                       210,066
     Research and development                            136,713                       135,085
     General and administrative                          329,658                       354,633
     Depreciation and amortization                        33,941                        14,649
     Interest                                              1,447                         1,770
                                           ----------------------        ----------------------

     Total  operating expenses                           783,057                       716,203
                                           ----------------------        ----------------------

 Net loss                                  $            (384,443)        $            (649,926)
                                           ======================        ======================


 Basic net loss per share                  $               (0.14)        $               (0.36)
                                           ======================        ======================


 Basic weighted average shares outstanding             2,761,609                     1,821,429
                                           ======================        ======================


See accompanying notes to consolidated financial statements.

            HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (Unaudited)


                                                                 Three Months Ended
                                                     March 31, 2004              March 31, 2003
                                                 ----------------             ----------------
 Cash flows from operating activities:
     Net loss                                         $ (384,443)                  $ (649,926)

     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization of property
        and equipment                                     33,941                       14,649
       Depreciation and amortization of software
        development costs                                129,064                      121,653
     Changes in operating assets and liabilities:
       Accounts receivable                               (29,084)                     (54,323)
       Notes receivable                                        -                       20,000
       Royalties and referral fees receivable            (11,300)                           -
       Prepaid expenses                                   18,439                       (4,187)
       Accounts payable                                   11,221                     (118,551)
       Accrued expenses                                   28,455                       24,890
       Deferrred revenue                                 170,277                      (81,561)
       Customer deposits                                  (1,461)                      (1,490)
                                                 ----------------             ----------------

 Net cash used in operating activities                   (34,891)                    (728,846)
                                                 ----------------             ----------------

 Cash flow from investing activities:
     Purchase of property and equipment                  (42,243)                    (155,418)
                                                 ----------------             ----------------

 Net cash used in investing activities                   (42,243)                    (155,418)
                                                 ----------------             ----------------

 Cash flow from financing activities:
     Repayment of capital lease obligation                (2,873)                      (2,550)
     Proceeds from the issuance of Series A
      Preferred Stock                                          -                    1,000,000
                                                 ----------------             ----------------

 Net cash provided by financing activities                (2,873)                    997,450
                                                 ----------------             ----------------

 Increase in cash                                        (80,007)                     113,186

 Cash, beginning of period                               171,728                      249,261
                                                 ----------------             ----------------

 Cash, end of period                                    $ 91,721                    $ 362,447
                                                 ================             ================

 Cash paid during the period for
  interest expense                                       $ 1,447                      $ 1,770
                                                 ================             ================


See accompanying notes to consolidated financial statements.

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

NOTE 3 - LIQUIDITY

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit of approximately $11,545,000 and has incurred a net loss of approximately $384,000 for the three months ended March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and
(2) seeking out and completing a merger with an existing operating company.

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


                                                                     Three Months Ended        Three Months Ended
                                                                         March 31, 2004            March 31, 2003
                                                                     ----------------------    ------------------
Net loss (as reported)                                               $            (384,443)    $        (649,926)

Deduct:  Total stock based compensation expense determined
under the fair value based method for all awards granted
modified or settled during the period, net of related taxes                              -
                                                                     ----------------------    ------------------

Pro forma net loss                                                   $            (384,443)    $        (649,926)
                                                                     ======================    ==================
Basic, as reported                                                   $                (.14)    $            (.36)
==================                                                   ======================    ==================
Basic, pro forma                                                     $                (.14)    $            (.36)
================                                                     ======================    ==================




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


NOTE 5 - SUBSEQUENT EVENTS


Loan and Security Agreement: On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford Holdings, Inc. the majority stockholder of the Company. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of the Company and HQS and a corporate guaranty of the Company that has been executed in favor of Stanford. Through September 30, 2004, HQS has borrowed $900,000 against the loan and security agreement. The availability of the remaining funds from which HQS may borrow shall not exceed the following amounts on the following dates:

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

Effective August 4, 2004, the Company issued 225,000 shares of its common stock to American Capital Ventures, Inc. in consideration for investor relations services. Under an amended and restated investor relations agreement with American Capital Ventures, Inc., American Capital Venture is required to provide the Company with investor relations services for a period of 18 months in consideration of 225,000 shares of common stock. The Company has also agreed to pay American Capital Ventures $12,000 per month for the term of the agreement. The shares were recorded at their fair value of $2,250.

Warrants Issued and Exercised: As additional consideration for Stanford entering into the loan and security agreement with HQS on July 6, 2004, the Company agreed to issue warrants to purchase up to an aggregate of 720,000 shares of the Company's common stock $0.001 par value per share at an exercise price of $0.001 per share. Stanford has assigned 360,000 of the warrants to four of its employees pursuant to a warrant assignment agreement. All the warrants have been exercised. The warrants were recorded at their fair value of $3,300 and charged against paid in capital.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2004

                                   (Unaudited)



Stock Options: On July 6, 2004, the Company's Board of Directors unanimously voted to authorize that incentive stock options to purchase an aggregate of 485,000 shares of the Company's common stock be granted employees under the 2003 Management and Director Equity Incentive and Compensation Plan ("the Plan"). In addition, 67,000 options were granted under the Plan on August 3, 2004. Such options shall have an exercise price of $1.00 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2004, with the unexercised portion of such respective options to expire June 1, 2009 or should the employee leave the employ of the Company.


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

Overview


         Through our wholly owned subsidiary, Healthcare Quality Solutions, Inc.
(HQS), we design, develop, market, sell and support web-based, management information and business intelligence services that assist home health care companies effectively manage the clinical, operational and financial aspects of their business. Our systems are implemented on our customers' standard personal computers with access to the Internet over Microsoft Internet Explorer. Our architecture and fee structure enable our customers to rapidly and cost-effectively implement our systems for a modest transactional fee charged when a customer uses our programs to make patient clinical assessments. These systems have been designed to assist our customers in or by:


         o        Increase revenue;

         o        Reduce cost;

         o        Standardize processes;

         o        Improve the quality of patient outcomes; and

         o        Minimize regulatory compliance risk.


         Our products address the issues of measuring quality of care while simultaneously reducing cost, improving patient outcomes and minimizing compliance risk. Effective management of home health agencies requires accurate collection of many data elements and using this data to determine the reimbursement for the care and to measure and improve the quality of the care delivered. Our services offer cost-effective, accurate and automated methods of improving the quality of the data collected and enable our customers to use the data to provide daily reports that identify anomalies in clinical observations, identify profit or loss potential for an episode of care, assist with managing regulatory compliance risk and performing benchmark observations about the data against our national database of over 1 million episodes of care.

         We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of March 31, 2004, we had 98 customers in 35 states with 338 sites using one or more of our programs. During March 2004, our customers made over 52,000 patient clinical assessments using our programs.


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


         From February through June 2003, we rolled-out our new transaction-based pricing services to 45 sites of Amedisys, Inc., a publicly-traded Home Health Agency, doubling our transaction-based volume from 10,000 to 20,000 per month. Simultaneously, we marketed these new services to our existing subscription customers. Those incumbent customers that accepted the new services changed from a subscription basis to the new transaction basis. Where the customer would not agree to move up to the new services, the majority of these customers were dropped. Though the majority of these customers were small single site agencies, one customer that only used only our PPS Trans (subscription) services that was dropped submitted over 100,000 assessments per year for processing. As this customer generated substantial negative gross margin, eliminating it from the statistics not only increased the average charge per transaction but improved the gross margin. Currently at March 31, 2004, approximately 21% of our customers remain on a subscription basis and due to their small size we do not anticipate converting these customers to transaction basis, but they will remain as subscription based customers.

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


         We believe that we achieve best results with larger, multi-site customers who tend to have more sophisticated management. The majority of our current home health agency customers are expanding organically and through acquisition. We believe that our results of operations are best enhanced by the adding of additional site(s) of a current customer than it is to bring on a single site new customer.

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

Revenue Recognition

         We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Currently, we primarily employ a web-based application service provider model to deliver our services to our home healthcare customers. In instances where the customer specifies final acceptance of the system or service, we defer revenue until all acceptance criteria have been met. We price these services primarily on a transaction fee basis (calculated based upon the number of patient clinical assessments made by a customer during a period) and, to a lesser extent, on a subscription fee basis. Clinical assessments, which are mandated by Medicare, require Home Health Care Agenies to collect assessment data on all patients requiring home health care at the start-of-care and at dischare. Our products PPs collect, editor, executive, dashboard, trans, outcomes and oasis auditor all assist in the collection of assessment data and are all charged on a transaction or subscription basis. We earn the revenues from subscriptions ratably over the period of the respective agreement, generally one year. We record cash payments received in advance or at beginning of a contract as deferred revenue. We recognize transaction fee based revenues in the period the transaction is processed. Implementation, consultation, training and customer support services are charged to customers on fee basis usually based upon time spend. We recognize implementation fees in the month that the customer goes live and we recognize training and advisory service revenue in the month that the service is performed.


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

Software Development Costs


         We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary pfojec stage activities, training, maintenance and all other post implementation state activities are expenses as incurred. Our policy provides for the capitalization of certain payroll and payroll related costs of employees who are directly associated with devioping or ovtaining internal use software. Caoitalized personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratable amortized using the straight line method, over the estimated useful lives of the related applications of three years. We make on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value. We write of the amount that the unamortized software development costs exceeds net realizable value.


         Recent Accounting Pronouncements

         Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 30, 2003

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

------------------------------------------ -------------------------------------
                                               Three Months Ended March 31,
------------------------------------------ ------------------ ------------------
                                                2003              2004
------------------------------------------ ------------------ ------------------
Net sales...............................        100%               100%
------------------------------------------ ------------------ ------------------
Cost of sales...........................         81                 51
------------------------------------------ ------------------ ------------------
Gross profit............................         19                 49
------------------------------------------ ------------------ ------------------
Operating expenses:
------------------------------------------ ------------------ ------------------
   Selling and marketing................         61                 34
------------------------------------------ ------------------ ------------------
   Research and development.............         39                 17
------------------------------------------ ------------------ ------------------
   General and administrative...........        102                 41
------------------------------------------ ------------------ ------------------
   Depreciation and amortization........          4                  4
------------------------------------------ ------------------ ------------------
   Impairment of Goodwill...............          0                  0
------------------------------------------ ------------------ ------------------
Interest................................          1                  0
------------------------------------------ ------------------ ------------------
Total operating expenses................        207                 96
------------------------------------------ ------------------ ------------------
Other non reoccurring expense                     0                  0
------------------------------------------ ------------------ ------------------
Deemed preferred stock dividend                   0                  0
------------------------------------------ ------------------ ------------------
Net income (loss).......................       (188)               (47)
------------------------------------------ ------------------ ------------------


The following table sets forth certain statistical data for each of the periods indicated.

                                Statistical Data


---------------------------------------------- ---------------------------------
                                                 Three Months Ended March 31,
---------------------------------------------- ---------------------------------
                                                    2003              2004
---------------------------------------------- ---------------- ----------------
Total customers (weighted average)..........            130              101
---------------------------------------------- ---------------- ----------------
Total customers (end of period).............            128               98
---------------------------------------------- ---------------- ----------------
Total sites  (weighted average).............            331              332
---------------------------------------------- ---------------- ----------------
Total sites (end of period).................            325              338
---------------------------------------------- ---------------- ----------------
Total assessments...........................        118,401          148,193
---------------------------------------------- ---------------- ----------------
Transaction customers (weighted average)....             69               78
---------------------------------------------- ---------------- ----------------
Transaction customers (end of period).......             70               77
---------------------------------------------- ---------------- ----------------
Transaction sites (weighted average)........            195              303
---------------------------------------------- ---------------- ----------------
Transaction sites (end of period)...........            210              310
---------------------------------------------- ---------------- ----------------
Transactions assessments....................         77,401          142,985
---------------------------------------------- ---------------- ----------------
Transaction revenues........................       $219,064         $674,571
---------------------------------------------- ---------------- ----------------
Average charge per transaction..............          $2.83            $4.72
---------------------------------------------- ---------------- ----------------
Subscription customers (weighted average)...             61               23
---------------------------------------------- ---------------- ----------------
Subscription customers (end of period)......             58               21
---------------------------------------------- ---------------- ----------------
Subscription sites (weighted average).......            135               28
---------------------------------------------- ---------------- ----------------
Subscription sites (end of month)...........            115               28
---------------------------------------------- ---------------- ----------------
Subscription assessments....................         41,000            5,208
---------------------------------------------- ---------------- ----------------
Subscription revenue........................       $ 99,377          $82,788
---------------------------------------------- ---------------- ----------------
Training revenue                                    $13,928          $35,775
---------------------------------------------- ---------------- ----------------
Implementation & Setup Revenue                      $12,771          $11,000
---------------------------------------------- ---------------- ----------------
Other Revenue                                            $0          $11,488
---------------------------------------------- ---------------- ----------------
Weighted average headcount                               39               43
---------------------------------------------- ---------------- ----------------
Days sales outstanding                                   41               53
---------------------------------------------- ---------------- ----------------

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

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

         Net sales increased $470,483 or 136% for the three months ended March 31, 2004 to $815,623 compared to $345,140 during the same period in 2003. This increase resulted primarily from price increases, an increase in assessment transaction volume from existing customers and the addition of new customers.

         The largest contributor to our revenue growth during the period arose from the increase in our transaction based revenue. Our average charge per transaction increased 67% to $4.72 during the three months ended March 31, 2004, from $2.83 during the three months ending March 31, 2003, and the number of transactions processed increased 85% to 142,985 during the three months ended March 31, 2004 from 77,401 during the three months ended March 31, 2003. Revenues for these transactions increased 208% from the same period last year to $674,571 from $219,064. This $455,507 increase in our transaction revenue is comprised of a 41% increase attributed to increased volume and 59%of the increase is attributed to price increases. The price increase is primarily due to an increase in our transaction prices as of February 2003. As customers renewed services prices were increased. We also added 4 new customers during the three months ended March 31, 2004 using the new pricing schedule. The average transaction price for these 4 customers was $6.25 The number of transaction based customers increased 10% to 77 customers at March 31, 2004 compared to 70 customers at March 31, 2003. During the quarter ending March 31, 2004, the number of transaction based sites increased 48% to 310 from 210 at March 31, 2003 and the number of subscription based sites decreased 76% to 28 from 115 at March 31, 2003.

         In late 2002, a regulatory change by the Joint Commission on Healthcare Accreditation Organization (JCAHO) discontinued a reporting requirement for accredited home care organizations. These modifications no longer required participation with a listed performance measurement system. The JCAHO encourages home care organizations to continue participating with a listed performance measurement system, but gave home care providers the option to use OASIS Based Quality Indicators (OBQI )and OASIS Based Quality Measures (OBQM) data and reports with JCAHO. This option uses the same data to satisfy both Federal performance data reporting requirements and ORYX benchmarking requirements and the OBQI and OBQM data is provided to the home care provider by CMS at no charge. Certain subscription based, small, single-site customers chose not to participate in the new transaction revenue model or other of our products and services. Though some of our Home Health Agency (HHA) customers were converted to the new transaction based pricing approximately 20 HHA or 50% chose to stop participation in the JCAHO accreditation program and terminated services with our company. This regulatory change resulted in a 17% decrease in subscription revenue to $82,788 during the three months ended March 31, 2004, from $99,377 during the three months ended March 31, 2003. The number of subscription customers decreased 64% to 21 at March 31, 2004 from 58 at March 31, 2003. Although the number of total customers of the company (transaction and subscription) decreased, the weighted average revenue per customer increased 204% to $8,075 during the three months ended March 31, 2004 compared to $2,655 during the three months ended March 31, 2003, as a result of the migration of our business towards the transaction based model.

         Cost of sales for the three months ended March 31, 2004 was $417,009 or 51% of revenues as compared to $278,863 or 81% of revenues for the three months ended March 31, 2003. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, our implementation department and our nurse educators. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, assessments forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $138,146 increase in the cost of sales was attributed to primarily to an increased staffing in our customer service, training and education departments to support the increased customer volume resulting in an increase of $121,409 in salaries and related expenses, increase in travel of $1,930, an increase in communication expense of $8,466 resulting primarily from our hosted data center expense and an increase of $7,412 in depreciation expense of our internally developed software.

         Total operating expenses totaled $783,057 for the three months ended March 31, 2004 compared to $716,203 for the three months ended March 31, 2003, an increase of operating expenses of $66,854 or 9%.

         Operating expenses were comprised of:

         Selling and marketing expense totaled $281,298 for the three months ended March 31, 2004 compared to $210,066 for the three months ended March 31, 2003, resulting in an increase in selling and marketing expense of $71,232 or 33%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the increase in selling and marketing expense is attributed to the increase in salaries and related expenses of $51,015 due to the increase in sales staff. Commissions increased $10,166 or 75.% due to increased sales, Marketing and Promotion increased $21,180 due to increased advertising and communication expense increased $3,280 or 198.6% due to increased use of conference calling These increases were partially offset by a decrease in Travel Expense of 12,729 due to a shift from a regional sales focus to a national sales focus which decreased the attendance at regional trade association meetings and shifted the resources to national trade association meetings, reducing the number of meetings attended. In addition we reduced the number of employees attending each sales call to a representative from the sales organization. We use teleconferencing of clinical personnel versus on-site attendance and Outside Services decreased $1,666 due primarily in the decrease in subscriptions.

         Research and development expense was $136,713 for the three months ended March 31, 2004 and $135,085 for the three months ended March 31, 2003, resulting in an increase of $1,627 or 1%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies. The 1% increase in expense is primarily due to the increase of $6,205 for Outside Services due primarily to fees for outside contractors. This increase is partially offset by a decrease in salary expense and related expenses of $4,424.

         General and administration expense was $329,658 for the three months ended March 31, 2004 and $354,633 for the three months ended March 31, 2003, a decrease of $24,975 or 7%. Included in our General and Administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in General and Administration are corporate costs such as, but not limited to, legal and accounting , utilities, rent, office supplies and office equipment The principal reason for the decrease is a decrease in Outside Services of $99,811 due primarily to no longer using a Consultant for management services, and decreased Legal and Accounting fees. These decreases are partially offset with an increase in Salaries and related expenses of $45,160 due to increased staffing, and increase of $13,430 in travel expense and an increase of $19,324 in occupancy due to the relocation of our offices to 405
N. Reo Street on July 17, 2003.

         Depreciation expense was $33,941 for the three months ended March 31, 2004 and $14,649 for the three months ended March 31, 2003, an increase of $19,292 or 131%. The principal reason for the increase in depreciation expense of $19,292 is due to the acquisition of furniture and fixtures and leasehold improvements when we moved into our new offices in July 2003.

         Interest expense was $1,447 for the three months ended March 31, 2004 and $ $1,770 for the three months ended March 31, 2003, a decrease of $323.

         The weighted average head count for the three month period ending March 31, 2004 was 43 and for the three months ended March 31, 2003 it was 39, resulting in an increase of 4 or 10% in the average headcount. Revenue per employee for the three months ended March 31, 2004 was $18,968 compared to $8,850 for the three months ended March 31, 2003 resulting in an increase of $10,118 per employee or 114%. The increase was due to the increase in transaction assessment volume of 65,584 for the three months ended March 31, 2004 compared to the three month period ended March 31, 2003. These additional 65,584 a 85% increase in assessments were processed with an addition of 4 staff members or a 10% increase. The average price per transaction assessment increased to $4.72 for the three months ending March 31, 2004 compared to $2.83 for the three months ending March 31, 2003. This increase in price per transaction assessment, increase transaction volume and only a 10% increase inour number of employees has increased our profit margin per assessment. Management believes that the increase in revenue per employee from prior periods indicates that operations continue positive growth. We anticipate revenue per assessment will continue to increase as our revenue from current products increase since we have the capacity to process additional assessments with only a minimal increase in customer service staffing over the next twelve months. Our goal for revenue per employee is $100,000 of revenue annually per employee.

         Expense per employee for the threemonth period ending March 31, 2004 was $27,909 compared to $25,515 for the three months ended March 30, 2003 resulting in a increase of $2,394 or 9% per employee and contributing to the $205,000 increase in expenses for the three month period ending March 31, 2004 compared to the three months ending March 31, 2003. At March 31, 2004 our expense per employee was $8,941 greater than our revenue per employee compared to $16,665 at March 31, 2003 resulting in an $7,724 decrease in the net loss per employee or 46%. The decrease was due to the increased transaction assessment volume and price as mentioned above and increasing our weighted average number of employees only 10% to handle the increased volume. Management believes that the decrease in our net loss per employee from prior periods indicates that operations continue positive growth. We believe net revenue per employee will continue to increase as our revenue from current products increase since our operations and administrative staffing levels are relatively stable and are expected to remain at the current level over the next twelve months.

Liquidity and Capital Resources

         We have incurred an accumulated deficit at March 31, 2004 of approximately $11,544,666 compared to $11,160,223 at December 31, 2003. We had negative working capital at March 31, 2004 of $330,030 compared to negative working capital of $63,112 at December 31, 2003. The decrease in working capital is due primarily to the decrease in cash of $$80,007, a $170,000 increase in Deferrred Revenue and a $39,675 increase in Accrued Expenses and Accounts Payable. Although our operating revenue has increased, by 136% over the same period last year, we have not yet established an ongoing source of revenues sufficient to cover our operating costs which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

         Operating activities used $34,891 for the three months ended March 31,2004, whereas such activities used $728,846 during the same period of 2003. Cash used by operating activities for the three months ended March 31,2004, is primarily attributable to a net loss of $384,443, an increase of $29,084 in accounts receivable, an increase in prepaid expenses of $7,139 and a decrease in customer deposits of $1,461.. These were partially offset by non cash items such as depreciation and amortization of $163,005, an increase in accounts payable of $11,221,. an inrease in accrued expenses of $28,455 and an increase in deferred revenue of $170,277 due to the receipt of an annual payment for 12 months of services received in January 2004.

         Investing activities used $42,243 for the three months ended March 31, 2004, whereas such activities used $155,418 for the three months ended March 31, 2003. Cash used in investing activities in 2004 is primarily attributable to purchases of property and equipment of $42,243 .

         Financing activities used $2.873 for the three months ended March 31,2004, whereas such activities provided $997,450 during the same period of 2003. Cash used by financing activities in 2004 is primarily attributed to the repayment of $2,873 of capital lease obligations.


         Cash at March 31, 2004 and December 31, 2003, respectively, was 91,721 and $171,728. At March 31, 2004 and December 31, 2003, respectively, we had total stockholders' equity of $851,994 and $1,236,437. During the year ended December 31, 2003, we received proceeds from two securities purchase agreements with Stanford Venture Capital Holdings, Inc ("Stanford") for our Series A preferred stock and Series B preferred stock in the approximate amount of $3,000,000.

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


Accounts receivable at March 31, 2004 were $477,121 as compared to $448,038 at December 31, 2003, the an increase of approximately 6%. The increase is due to one customer -Amedisys, Inc. Without this customer, customer accounts receivable decreased 19.2% which is a reflection of our decreasing days in accounts receivable due to collections on 14 accounts that were over 90 days old at December 31, 2003 totaling $75,327. Days of sales outstanding was 54 days for three months ended September 30, 2004 compared with 75 days for the year ended December 31, 2003. Management has improved the management of accounts receivable over the last six months and this has resulted in an increase in the amount of revenue collected and in a more timely manner. Our business strategy of attracting larger customers has resulted in customers have larger financial resources and submit payment timely. Our standard contract states that payment is due within 30 days of the date of the invoice. At September 30, 2004 Amedisys, Inc accounted for 34.5% of the accounts receivable. The loss of Amedisys would materially decrease our revenues. For the nine months ended September 30, 2004, 33.2% of our revenues were generated from Amedisys. Amedisys Our services are an integral part of the Amedisys daily operation having a direct impact on Amedisys clinical, financial and field operations. Every new Medicare patient (Medicare is 88% of Amedisys revenue) is processed by our services. No initial claims can be submitted without HQS processing.

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

         Should Amedisys identify an HQS competitor that could provide the service and the transition from HQS to the new service was to take 150 days; the Company would have over 4 months to reconfigure its business to take into account the revenue reduction. The available cash flow from current operations and line-of-credit available under the loan and security agreement with Stanford would be sufficient to carry the Company through September 30, 2005.

         Other assets at March 31, 2004 were $1,281,333 as compared to $1,409,234 at December 31, 2003. These amounts were primarily due to property and equipment of $1,192,966 and $1,313,728, respectively, which consist principally of $862,960 and $964,988, respectively, of internally developed software. The decrease of $102,028 in internally developed software is due to $129,064 increase in accumulated depreciation and is offset by an addition of $27,036 in capitalized costs for the three months ended March 31, 2004.

         Accounts payable and accrued expenses at March 31, 2004 and December 31, 2003 were $659,592 and $619,917, respectively.

         We anticipate that cash requirements will remain at the current level for the next 12 months as we plan on continuing to utilize current resources to continue improving our infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate proceeds from the loan and security agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through March 31, 2005. As of March 31, 2004 there were no commitments for long-term capital expenditures.

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


Dated: February 14, 2005

                                           HEALTH SYSTEMS SOLUTIONS, INC.

                                           By:/s/  B. M. Milvain
                                              ----------------------------------
                                              B. M. Milvain, President
                                              Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 14, 2005.

         SIGNATURE                   TITLE
/s/ B. M. Milvain
--------------------             President and Director
B. M. Milvain

/s/ Susan Baxter Gibson
-----------------------          Principal Financial Officer
Susan Baxter Gibson