Form 10QSB/A
period 2004-06-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2005-02-14
CIK 1093913

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

                         HEALTH SYSTEMS SOLUTIONS, INC.
                                  FORM 10-QSB/A
                                      INDEX

PART I    FINANCIAL INFORMATION...........................................   2
 Item 1.   Financial Statements...........................................   2
            Balance Sheet.................................................  F-1
            Statement of Operations.......................................  F-2
            Statement of Cash Flows.......................................  F-3
            Notes to the Financial Statements ............................  F-4
 Item 2.    Management's Discussion and Analysis or Plan of Operations.....  11
 Item 3.    Controls and Procedures.......................................   16

PART II    OTHER INFORMATION..............................................   16
 Item 1.    Legal Proceedings.............................................   16
 Item 2.    Changes In Securities.........................................   17
 Item 3.    Defaults Upon Senior Securities...............................   17
 Item 4.    Submission of Matters to a Vote of Security Holders...........   17
 Item 5.    Other Information.............................................   18
 Item 6.    Exhibits and Reports on Form 8-K..............................   18

SIGNATURES

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements






                         HEALTH SYSTEMS SOLUTIONS, INC.
                              FINANCIAL STATEMENTS
                                  June 30, 2004

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)

                                     ASSETS

Current assets:
 Cash                                                        $   250,582
 Accounts receivable, net of allowance
  for doubtful accounts of $5,000                                404,217
 Prepaids and other current assets                                44,392
                                                               -----------
    Total current assets                                         699,191

Property and equipment, net of accumulated depreciation
 and amortization of $168,088                                    319,826

Software development costs, net of accumulated depreciation
 and amortization of $823,302                                    757,935

Security deposits                                                 22,984
                                                               -----------
                                                             $ 1,799,936
                                                               ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capital lease obligation                 $    12,764
 Accounts payable                                                 94,200
 Accrued expenses                                                202,419
 Deferred revenue                                                176,622
 Customer deposits                                                 1,177
                                                               -----------
    Total current liabilities                                    487,182

Capital lease obligation, net of current portion                  30,591

Loans payable                                                    700,000
                                                               -----------
                                                               1,217,773
                                                               -----------
Stockholders' Equity
 Preferred Stock; 15,000,000 authorized;
 Series A $1.17 Convertible; 1,880,341 shares authorized
  issued and outstanding                                       2,200,000
 Series B $.80 Convertible; 2,500,000 shares authorized
  issued and outstanding                                       2,000,000
 Common Stock; $.001 par value; 150,000,000 shares
  authorized; 2,761,600 shares issued and outstanding              2,762
 Additional paid-in capital                                    8,193,898
 Accumulated deficit                                         (11,814,497)
                                                              ------------
    Total Stockholders' Equity                                   582,163
                                                              ------------
                                                             $ 1,799,936
                                                              ============

        See accompanying notes to the consolidated financial statements.
                                       F-1

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                    Three Months Ended              Six Months Ended
                              ----------------------------    -----------------------------
                              June 30, 2004  June 30, 2003    June 30, 2004   June 30, 2003
                              -------------  -------------    -------------   -------------
Net sales                       $ 932,726      $ 422,783      $ 1,748,349     $   767,923
Cost of sales                     432,941        327,002          849,949         605,863
                                 ---------      ---------      -----------       ----------
 Gross profit                     499,785         95,781          898,400         162,060
                                 ---------      ---------      -----------       ----------
Operating expenses
 Selling and marketing            235,344        301,474          516,642         511,540
 Research and development         142,635        151,871          279,348         286,956
 General and administrative       327,411        275,519          657,070         630,153
 Depreciation and amortization     32,727         20,594           66,668          35,244
 Interest                           2,360          1,694            3,807           3,464
                                 ---------      ---------      -----------       ----------
 Total  operating expenses        740,477        751,152        1,523,535       1,467,357
                                 ---------      ---------      -----------      ----------
Net operating loss               (240,692)      (655,371)        (625,135)     (1,305,297)
                                 ---------      ---------      -----------      ----------
Non-operating expenses
 Other non-recurring               29,139           -              29,139            -
                                 ---------      ---------      -----------      ----------
 Total  non-operating expenses     29,139           -              29,139            -
                                 ---------      ---------      -----------       ----------
Net loss                        $(269,831)     $(655,371)     $  (654,274)    $(1,305,297)
                                 =========      =========      ===========     ===========


Basic net loss per share        $   (0.10)     $   (0.28)     $     (0.24)    $     (0.63)
                                 =========      =========      ===========     ===========
Basic weighted average shares
 outstanding                     2,761,600      2,338,006       2,761,600       2,081,144
                                 =========      =========      ===========     ===========


        See accompanying notes to the consolidated financial statements.
                                       F-2

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                      Six Months Ended
                                                     -----------------
                                               June 30, 2004    June 30, 2003
                                               -------------    --------------
Cash flows from operating activities:

 Net loss                                       $ (654,274)     $ (1,305,297)

 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization of
   property and equipment                           66,668            35,244
  Amortization of software development costs       260,109           250,486
  Gain on fixed asset disposals                       (421)             -
 Changes in operating assets and liabilities:
  Accounts receivable                               43,821          (171,817)
  Notes receivable                                    -               40,000
  Royalties and referral fees receivable             3,200              -
  Prepaid expenses and other current assets         24,930             4,337
  Accounts payable                                  64,895          (159,782)
  Accrued expenses                                (388,193)           (1,776)
  Deferrred revenue                                 55,802          (114,375)
  Customer deposits                                 (1,461)            2,997
                                                 ----------      -------------
 Net cash used in operating activities            (524,924)       (1,419,983)
                                                 ----------      -------------

Cash flow from investing activities:
 Purchase of property and equipment                (39,187)          (81,200)
 Increase in software development costs            (53,055)         (186,413)
 Sale of property and equipment                      1,853              -
                                                 ----------      -------------
 Net cash used in investing activities             (90,389)         (267,613)
                                                 ----------      -------------

Cash flow from financing activities:
 Repayment of capital lease obligation              (5,833)           (5,177)
 Proceeds from loans payable                       700,000              -
 Proceeds from the issuance of Series A
  Preferred Stock                                     -            1,000,000
 Proceeds from the issuance of Series B
  Preferred Stock                                     -              675,000
 Proceeds from the exercise of warrants               -                1,880
                                                 ----------      -------------
 Net cash provided by financing activities         694,167         1,671,703
                                                 ----------      -------------
Increase (decrease) in cash                         78,854           (15,893)

Cash, beginning of period                          171,728           249,261
                                                 ----------      -------------
Cash, end of period                             $  250,582      $    233,368
                                                 ==========      =============

Cash paid during the period for
 interest expense                               $    3,807      $      3,464
                                                 ==========      =============


        See accompanying notes to the consolidated financial statements.
                                       F-3

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2004

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

NOTE 3 - LIQUIDITY

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit of approximately $11,814,000 and has incurred a net loss of approximately $654,000 for the six months ended June 30, 2004. At June 30, 2004, Stanford Venture Capital Holdings, Inc. advanced HQS $700,000. The terms of the advance are provided under a loan and security agreement dated July 6, 2004. The $700,000 represents the maximum allowable amount at July 6, 2004 plus $400,000 towards a liability owed the Internal Revenue Service. This infusion of cash and reduction of the tax liability resulted in a positive working capital of approximately $212,000 at June 30, 2004.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2004

                                   (Unaudited)

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

The final draw of $150,000 on November 15, 2004 is subject to the Company achieving a consolidated EBITDA (before professional costs associated with our registration statement on Form SB-2 and before costs associated with the Investors Relations Agreement with American Capital Ventures, Inc.) of $50,000 or better during the three months ended September 30, 2004.


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

                                     Six Months Ended          Six Months Ended
                                       June 30, 2004              June 30, 2003

Net loss (as reported)                  $ (654,274)            $  (1,305,297)

Deduct: Total stock based compensation
expense determined under the fair
value based method for all awards
granted modified or settled during
the period, net of related taxes              -                         -
                                         ----------             -------------
Pro forma net loss                      $ (654,274)            $  (1,305,297)
                                         ==========             =============
Basic, as reported                      $     (.24)            $        (.63)
                                         ==========             =============
Basic, pro forma                        $     (.24)            $        (.63)
                                         ==========             =============

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2004

                                   (Unaudited)

         On May 13, 2004, the Company's Board of Directors voted unanimously to decrease the number of shares of the Company's common stock available under the Company's 2003 Management and Director Equity Incentive and Compensation Plan from 3,300,000 shares to 1,000,000 shares.


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


                                  JUNE 30, 2004

                                   (Unaudited)

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

Stock Options: On July 6, 2004, the Company's Board of Directors unanimously voted to authorize that incentive stock options to purchase an aggregate of 485,000 shares of the Company's common stock be granted employees under the 2003 Management and Director Equity Incentive and Compensation Plan ("the Plan"). In addition, we granted 67,000 options under the Plan on August 3, 2004. Such options shall have an exercise price of $1.00 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2004, with the unexercised portion of such respective options to expire June 1, 2009 or should the employee leave the employ of the Company.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2004

                                   (Unaudited)


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

         We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of June 30, 2004, we had 95 customers in 36 states with 337 sites operating one or more of our programs. During June 2004, our customers made over 55,000 patient clinical assessments using our programs.

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

         From February through June 2003, we rolled-out our new transaction-based pricing services to 45 sites of Amedisys, Inc., a publicly-traded Home Health Agency, doubling our transaction-based volume from 10,000 to 20,000 per month. Simultaneously, we marketed these new services to our existing subscription customers. Those incumbent customers that accepted the new services changed from a subscription basis to the new transaction basis. Where the customer would not agree to move up to the new services, the majority of these customers were dropped. Though the majority of these customers were small single site agencies, one customer that only used our subscription services (PPS Trans) submitted over 100,000 assessments per year for processing. This customer was dropped. As this customer generated substantial negative gross margin, eliminating it from the statistics not only increased the average charge per transaction but improved the gross margin. Currently at June 30, 2004, 22% of our customers remain under a subscription basis and due to their small size we do not anticpate converting these customers to a transaction basis, but they will remain as subscription based customers..

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

         Our executive offices are located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609. Our telephone number is 813-282-3303. Our website is www.hqsonline.com.
-----------------

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

Revenue Recognition

         We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Currently, we primarily employ a web-based application service provider model to deliver our services to our home healthcare customers. In instances where the customer specifies final acceptance of the system or service, we defer revenue until all acceptance criteria have been met. We price these services primarily on a transaction fee basis (calculated based upon the number of patient clinical assessments made by a customer during a period) and, to a lesser extent, on a subscription fee basis. Clinical assessments, which are mandated by Medicare, require Home Health Care Agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge. Our products PPS collect, editor, exeutive, dashboard, trans, outcomes and oasis auditor all assist in the collection of assessment data and are all charged on a transaction or subscription basis. We earn the revenues from subscriptions ratably over the period of the respective agreement, generally one year. We record cash payments received in advance or at beginning of a contract as deferred revenue. We recognize transaction fee based revenues in the period the transaction is processed. Implementation, consultation, training and customer support services are charged to customers on a fee basis usually based upon the time spent. We recognize implementation fees in the month that the customer goes live and we recognize training and advisory services revenue in the month that the service is performed.

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

Results of Operations

Three Months and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.


                              Three Months Ended    Six Months Ended June 30,
                                    June 30,                 June 30,
                              ------------------    ------------------------
                               2004        2003        2004         2003
                               ----        ----        ----         ----
Net sales......................100%         100%        100%        100%
--------------------------------------------------------------------------------
Cost of sales.................. 77           46          79          49
--------------------------------------------------------------------------------
Gross profit................... 23           54          21          51
--------------------------------------------------------------------------------
Operating expenses:
--------------------------------------------------------------------------------
 Selling and marketing......... 71           25          67          30
--------------------------------------------------------------------------------
 Research and development...... 36           15          38          16
--------------------------------------------------------------------------------
 General and administrative.... 66           35          82          37
--------------------------------------------------------------------------------
 Depreciation and amortization.  5            4           5           4
--------------------------------------------------------------------------------
Interest.......................  0            0           0           0
--------------------------------------------------------------------------------
Total operating expenses.......178           79         191          87
--------------------------------------------------------------------------------
Other non reoccurring expense    0            3           0           2
--------------------------------------------------------------------------------
Net income (loss).............(155)         (28)       (170)        (38)
--------------------------------------------------------------------------------

The following table sets forth certain statistical data for each of the periods indicated.

                                Statistical Data

                              Three Months Ended    Six Months Ended June 30,
                                    June 30,                 June 30,
                              ------------------    ------------------------
                               2004        2003        2004         2003
                               ----        ----        ----         ----
Total customers
 (weighted average)............114           95         122          98
--------------------------------------------------------------------------------
Total customers
 (end of period)...............109           95         109          95
--------------------------------------------------------------------------------
Total sites
 (weighted average)............402          341         366         337
--------------------------------------------------------------------------------
Total sites (end of period)....402          337         402         337
--------------------------------------------------------------------------------
Total assessments......... 145,691      157,968     264,092     306,161
--------------------------------------------------------------------------------
Transaction customers
 (weighted average)......       69           74          69          75
--------------------------------------------------------------------------------
Transaction customers
 (end of period)..........      68           74          68          74
--------------------------------------------------------------------------------
Transaction sites
 (weighted average)........... 250          321         223         311
--------------------------------------------------------------------------------
Transaction sites
 (end of period).............. 258          320         258         320
--------------------------------------------------------------------------------
Transactions assessments... 98,786      153,132     176,187     296,117
--------------------------------------------------------------------------------
Transaction revenues......$327,000    $ 833,682    $546,357  $1,508,253
--------------------------------------------------------------------------------
Average charge per
 transaction........         $3.31        $5.44       $3.10       $5.09
--------------------------------------------------------------------------------
Subscription customers
 (weighted average)......       45           22          53          23
--------------------------------------------------------------------------------
Subscription customers
 (end of period)......          41           21          41          21
--------------------------------------------------------------------------------
Subscription sites
 (weighted average)..........  151           20         143          25
--------------------------------------------------------------------------------
Subscription sites
 (end of month)..............  144           17         144          17
--------------------------------------------------------------------------------
Subscription assessments....46,905        4,836      87.905      10,044
--------------------------------------------------------------------------------
Subscription revenue....  $ 67,860     $ 49,346    $167,237    $132,135
--------------------------------------------------------------------------------
Training revenue            $7,969     $ 27,425     $21,605     $63,200
--------------------------------------------------------------------------------
Implementation & setup
 revenue                   $19,954     $ 17,600     $32,725     $28,600
--------------------------------------------------------------------------------
Other revenue                   $0       $4,674          $0     $16,162
--------------------------------------------------------------------------------
Weighted average headcount      45           44          42          43
--------------------------------------------------------------------------------
Days sales outstanding          53           39          53          39
--------------------------------------------------------------------------------

         As stated above CMS introduced regulations that require home health agencies to collect assessment data on each patient as start-of-care and at discharge (PPS system), which require home care providers to collect assessment data on each patient at start-of-care and at discharge and these assessments determine the reimbursement for each patient for a 60 day episode of care.. Our total assessments are the number of patient OASIS assessments received from customers including both transaction and subscription customers. Transaction revenue is derived by multiplying the Transaction Assessments received in the quarter multiplied by the customer's per assessment charge. Subscription revenue is calculated based on a yearly subscription fee, regardless of the number of assessments received, and earned ratably over twelve months. The Average Charge per Transaction is calculated by dividing the transaction revenue by the number of transactions assessments. For the three months ended June 30, 2004 the Average Charge per Assessment is $5.44 or transaction revenue of $833,682 divided by transaction assessments of 153,132.



Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

         Net sales increased $509,943 or 121% for the three months ended June 30, 2004 to $932,726 compared to $422,783 during the same period in 2003. This increase resulted primarily from price increases, an increase in assessment transaction volume from existing customers and the addition of new customers.


         The largest contributor to our revenue growth during the period arose from the increase in our transaction based revenue. Our average charge per transaction increased 65% to $5.44 during the three months ended June 30, 2004, from $3.31 during the three months ending June 30, 2003, and the number of transactions processed increased 55% to 153,132 during the three months ended June 30, 2004 from 98,786 during the three months ended June 30, 2003. Revenues for these transactions increased 155% from the same period last year to $833,682 from $327,000, This $506,682 increase in our transaction revenue is comprised of a 35% increase attributed to increased volume and 65% of the increase is attributed to price increases.The price increase is primarily due to an increase in our transaction prices as of February 2003. As customers renewed services prices were increased. We also added 5 new customers using the new pricing schedule. The average transaction price for these new customers was $8.75. The net effect of adding these new customers and the loss of small customers that discontinued services due to the price increases had a material increase in the average price per transaction. The number of transaction based customers increased 9% to 74 customers at June 30, 2004 compared to 68 customers at June 30, 2003. During the quarter ending June 30, 2004, the number of transaction based sites increased 24% to 320 from 258 at June 30, 2003 and the number of subscription based sites decreased 88% to 17 from 144 at June 30, 2003.


         In December 2002, a regulatory change by the Joint Commission on Healthcare Accreditation Organization (JCAHO) discontinued a reporting requirement. The subscription based, small, single-site customers chose not to participate in the new transaction revenue model or its products and services. This regulatory change resulted in a 27% decrease in subscription revenue to $49,346 during the three months ended June 30, 2004, from $67,860 during the three months ended June 30, 2003. The number of subscription customers decreased 49% to 21 at June 30, 2004 from 41 at June 30, 2004. Although the number of total customers of the company (transaction and subscription) decreased, the weighted average revenue per customer increased 165% to $9,818 during the three months ended June 30, 2004 compared to $3,709 during the three months ended June 30, 2003, as a result of the migration of our business towards a transaction based model.

         Cost of sales for the three months ended June 30, 2004 was $432,941 or 46% of revenues as compared to $327,002 or 77% of revenues for the three months ended June 30, 2003. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, implementation department and our nurse educators. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, assessments forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $105,939 increase in the cost of sales was attributed to primarily to an increased staffing in our customer service, training and education departments to support the increased customer volume resulting in an increase of $79,790 in salaries and related expenses, increase in professional fees if $11,541 resulting primarily from the increase in accreditation fees and an increase of $8,906 in communications expense due to fees for our hosted data center..

         Total operating expenses totaled $740,477 for the three months ended June 30, 2004 compared to $751,152 for the three months ended June 30, 2003, a decrease of operating expenses of 1%. Operating expenses were comprised of:

         Selling and marketing expense totaled $235,344 for the three months ended June 30, 2004 compared to $301,474 for the three months ended June 30, 2003. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the $66,131 or 22% decrease in selling and marketing expense is attributed to the decrease in salaries and related expenses of $40,515 due to the reduction in support positions in January 2004. Travel decreased $26,572 due to a shift from a regional sales focus to a national sales focus which decreased the attendance at regional trade association meetings and shifted the resources to national trade association meetings, reducing the number of meetings attended. In addition we reduced the number of employees attending each sales call to a representative from the sales organization. We use teleconferencing of clinical personnel versus on-site attendance,

         Research and development expense was $142,635 for the three months ended June 30, 2004 and $151,871 for the three months ended June 30, 2003, a decrease of 6%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies. The 6% decrease in expense is due to the decrease in salary expense and related expenses for positions that were eliminated in January 2004.and is partially offset by an increase in outside services of $24,855 for contract labor.

         General and administration expense was $327,411 for the three months ended June 30, 2004 and $275,519 for the three months ended June 30, 2003, an increase of $51,892 or 19%. Included in our General and Administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in General and Administration are corporate costs such as, but not limited to, legal and accounting , utilities, rent, office supplies and office equipment The principal reason for the increase in outside services of $40,056 due primarily to legal and accounting fees associated with the preparation of our form SB-2, $1,600,000 Security and Loan agreement from Stanford and an increase of $21,539 in occupancy due to the relocation of our offices to 405 N. Reo Street on July 17, 2003. These increases are partially offset by a decrease of $14,003 in salaries and related expenses

         Depreciation expense was $32,727 for the three months ended June 30, 2004 and $20,594 for the three months ended June 30, 2003, an increase of $12,133 or 58.9%. The principal reason for the increase in depreciation expense of $12,133 is due to the acquisition of furniture and fixtures and leasehold improvements when we moved into our new offices in July 2003.

         Interest expense was $2,360 for the three months ended June 30, 2004 and $ $1,694 for the three months ended June 30, 2003, an increase of $666 or 39.2%.

            Other non-operating expene was $29,139 for the three months ended June 30, 2004 compared to $0 for the three months ended June 30,2003. The $29,139 represents an additional amount of tax due to the IRS on the outstanding tax liability we had assumed from a predecessor company.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

         Net sales increased $980,426 or 128% for the six months ended June 30, 2004 to $1,748,349 compared to $767,923 during the same period in 2003. This increase resulted primarily from price increases, an increase in assessment transaction volume from existing customers and the addition of new customers.

         The largest contributor to our revenue growth during this six month period arose from the increase in our transaction based revenue. Our average charge per transaction increased 64% to $5.09 during the six months ended June 30, 2004, from $3.10 during the six months ending June 30, 2003, and the number of transactions processed increased 68% to 296,117 during the six months ended June 30, 2004 from 176,187 during the six months ended June 30, 2003. Revenues for these transactions increased 176% from the same period last year to $1,508,253 from $546,357. This $961,896 increase in our transaction revenue is comprised of a 39% increase attributed to increased volume and 61% of the increase is attributed to price increases.The price increase is primarily due to an increase in our transaction prices as of February 2003. As customers renewed services prices were increased. We also added 9 new customers using the new pricing schedule. The average transaction price for these new customers was $7.64. The net effect of adding these new customers and the loss of small customers that discontinued services due to the price increases had a material increase in the average price per transaction. The number of transaction based customers increased 9% to 74 customers at June 30, 2004 compared to 68 customers at June 30, 2003. During the six months ending June 30, 2004, the number of transaction based sites increased 24% to 320 from 258 at June 30, 2003 and the number of subscription based sites decreased 88% to 17 from 144 at June 30, 2003.

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

         Cost of sales for the six months ended June 30, 2004 was $849,949 or 48% of revenues as compared to $605,863 or 79% of revenues for the six months ended June 30, 2003. We include as part of our cost of sales the employee costs incurred from our customer service department, implementation department, our data verification department and our nurse educators. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, assessments forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $244,086 increase in the cost of sales was primarily attributed to an increased staffing in our customer service and training and education departments to support the increased customer volume resulting in an increase of $201,201 in salaries and related expenses, an increase of $11,217 of outside services resulting primarily from the hiring of temporary help, an increase in communication expense of $17,372 due to the data hosting services and conference calling, an increase in depreciation expense for our internally developed software of $9,623 and an increase in travel expense of $3,796.

         Total operating expenses totaled $1,523,535 for the six months ended June 30, 2004 compared to $1,467,357 for the six months ended June 30, 2003, an increase of operating expenses of 4%. Operating expenses were comprised of:

         Selling and marketing expense totaled $516,642 for the six months ended June 30, 2004 compared to $511,540 for the six months ended June 30, 2003, resulting in an increase in selling and marketing expense of $5,102 or 1%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the inrease was salaries and benfit expense increased $3,677, marketing and promotion expense increased $20,809 due to sponsorship and participation in the Remington Think Tank, communication expenses including teleconferencing increased $5,568 due to the participation by conference call of our professional staff at on-site sales calls and commission expense increased $16,989 due to increased sales.. This increase was partially offset by a decrease in travel expemse of $39,299 due to a shift from a regional sales focus to a national sales focus which decreased the attendance at regional trade association meetings and shifted the resources to national trade association meetings, reducing the number of meetings attended.. In addition we reduced the number of employees attending each sales call to a representative from the sales organization. We currently demonstrate breadth of knowledge using teleconferencing of skilled personnel versus on-site attendance.

         Research and development expense was $279,348 for the six months ended June 30, 2004 and $286,956 for the six months ended June 30, 2003, resulting in a decrease in research and development expense of 3%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies.

         General and administration expense was $657,070 for the six months ended June 30, 2004 and $630,153 for the six months ended June 30, 2003, an increase of $26,917 or 4%. Included in our General and Administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in General and Administration are corporate costs such as, but not limited to, legal and accounting , utilities, rent, office supplies and office equipment The principal reason for the increase of $26,917 was the increase increase in salary expense and related benefits of $31,157 an increase of $40,863 in occupancy due to the relocation of our offices to 405 N. Reo

Street on July 17, 2003. These increases are partially offset by a decrease of $59,756 in outside services due primarily to the decrease of $59,502 in consulting fees paid in 2003.

         Depreciation expense was $66,668 for the six months ended June 30, 2004 and $35,244 for the six months ended June 30, 2003, an increase of $31,424 or 89.2%. The principal reason for the increase in depreciation expense of $31,424 is due to the acquisition of furniture and fixtures and leasehold improvements when we moved into our new offices in July 2003.

         Interest expense was $3,807 for the six months ended June 30, 2004 and $ $3,464 for the six months ended June 30, 2003, an increase of $343 or 9.9%.

            Other non-operating expene was $29,139 for the six months ended June 30, 2004 compared to $0 for the six months ended June 30,2003. The $29,139 represents an additional amount of tax due to the IRS on the outstanding tax liability we had assumed from a predecessor company.

         The weighted average head count for the six month period ending June 30, 2004 was 43 and for the six months ended June 30, 2003 it was 42, resulting in an increase of one in the average headcount. Revenue per employee for the six months ended June 30, 2004 was $40,659 compared to $18,284 for the six months ended September 30, 2003 resulting in an increase of $22,375 per employee or 122%. The increase was due to the increase in transaction assessment volume of 119,930 for the six months ended June 30, 2004 compared to the six month period ended June 30, 2003. These additional 119,930 assessments were processed using existing staffing with only an increase of one employee.. The average price per transaction assessment increased to $5.09 for the six months ending June 30, 2004 compared to $3.10 for the six months ending June 30, 2003. This increase in price per transaction assessment, increased assessments procesessed and keeping our number of employees relatively flat has increased our profit margin per assessment. Management believes that the increase in revenue per employee from prior periods indicates that operations continue positive growth. We anticipate revenue per assessment will continue to increase as our revenue from current products increase since we have the capacity to process additional assessments with only a minimal increase in customer service staffing over the next twelve months. Our goal for revenue per employee is $100,000 of revenue annually per employee.

         Expense per employee for the six month period ending June 30, 2004 was $55,197 compared to $49,362 for the six months ended June 30, 2003 resulting in a increase of $5,835 or 12% per employee and contributing to the $300,264 increase in expenses for the six month period ending June 30, 2004 compared to the six months ending June 30, 2003. At June 30, 2004 our expense per employee was $14,538 greater than our revenue per employee compared to $31,078 at June 30, 2003 resulting in an $16,540 decrease in the net loss per employee or 53%. The decrease was due to the increased transaction assessment volume and price as mentioned above and maintaining our weighted average number of employees to handle the increased volume. Management believes that the decrease in our net loss per employee from prior periods indicates that operations continue positive growth. We believe net revenue per employee will continue to increase as our revenue from current products increase since our operations and administrative staffing levels are relatively stable and are expected to remain at the current level over the next twelve months.

Liquidity and Capital Resources
         We have incurred an accumulated deficit at June 30, 2004 of $11,814,497 compared to $11, 068,086 at December 31, 2003. We had positive working capital at June 30, 2004 of $212,009 compared to negative working capital of $63,112 at

December 31, 2003. The increase in working capital is due primarily to the $700,000 of cash received from the Stanford loan and security agreement and a decrease in accrued expenses of $388,193 which resulted from the $400,000 payment to the IRS that we had assumed from a predecessor company. The outstanding balance of the Loan and Security Agreement with Stanford is due on July 6, 2007. The loan was recorded as a long term liability. Although our operating revenue has increased, by 121% over the same period last year, we have not yet established an ongoing source of revenues sufficient to cover our operating costs which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

         In the past, our principal sources of liquidity were equity placements and more recently a loan provided by Stanford, our principal shareholder. As our operations have improved, our external cash requirements have decreased and our rate of collection of receivables has increased. Our principal sources of liquidity for the foreseeable future are expected to be the proceeds of our line of credit with Stanford, under which, as of July 15, 2004 $900,000 remains available to us. We beleve the funds available under our line of credit will be sufficient to maintain operations over the next 12 months.

         Operating activities used $524,924 for the six months ended June 30, 2004, whereas such activities used $1,419,983 during the same period of 2003. Cash used by operating activities for the six months ended June 30, 2004, is primarily attributable to a net loss of $654,274, a decrease in accrued expenses of $388,193 which is mainly attributed to the payment on June 30, 2004 of the tax liability of $400,000 assumed from a predecessor company.. These were partially offset by non cash items such as depreciation and amortization of $326,777, a decrease of $43,821 in accounts receivable, a decrease in prepaid expenses of $24,930 and a increase in accounts payable of 64,895 and an increase in deferred revenue of $55,802.

         Investing activities used $90,389 for the six months ended June 30, 2004, whereas such activities used $267,613 for the six months ended June 2003. Cash used in investing activities in 2004 is primarily attributable to purchases of property and equipment of $39,187 and capitalized software development cost of $53,055.

         Financing activities provided $694,167 for the six months ended June 30, 2004, whereas such activities provided $1,671,703 during the same period of 2003. Cash provided by financing activities in 2004 is primarily attributed to $700,000 in proceeds from the loan and security agreement with Stanford offset by payments on the capital lease obligation of $5,833.

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

         At June 30, 2004 Stanford advanced HQS $700,000. The terms of the advance are provided under a loan and security agreement dated July 6, 2004. The $700,000 represents the maximum allowable amount at July 6, 2004 plus $400,000 towards a liability owed the Internal Revenue Service. The infusion of cash and reduction of the tax liability resulted in a positive working capital of approximately $212.000 at June 30, 2004.


         On July 6, 2004, HQS entered into a $1,600,0000 loan and security agreement with Stanford. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of the Company and HQS and a corporate guaranty that has been executed in favor of Stanford. The availability of funds from which HQS may borrow shall not exceed the following amounts on the following dates, (excluding the additional $400,000 advanced on June 30, 2004 to satisfy a $400,000 liability owed to the Internal Revenue Service):

                  July 6, 2004                        $300,000

                  July 31, 2004                       $550,000

                  August 15, 2004                     $850,000

                  October 15, 2004                  $1,050,000

                  November 15, 2004                 $1,200,000


The increase of the availability on August 15, 2004 and October 15, 2004 is subject to our achieving a consolidated EBITDA (before professional costs associated with this prospectus and before costs associated with the Investors Relations Agreement with American Capital Ventures, Inc.) of ($50,000) or better during the three months ended June 30, 2004. The increase of the availability on November 15, 2004 is further subject to our achieving a consolidated EBITDA of $50,000 or better (before professional costs associated with this prospectus and before costs associated with the Investors Relations Agreement with American Capital Ventures, Inc.) during the three months ended September 30, 2004. EBITDA for the three month period ending June 30, 2004 (before professional costs associated with our recently filed Form SB-2 Registration Statement and before costs associated with the Investors Relations Agreement with American Capital Ventures, Inc.) was ($37,275) which achieved the consolidated EBITDA test of ($50,000) or better. Stanford has waived the requirement.


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


         Accounts receivable at June 30, 2004 were $404,217 as compared to $448,038 at December 31, 2003, the decrease of 9.8% is a reflection of our decreasing days in accounts receivable due to collections on 14 accounts that were over 90 days old at December 31, 2003 totaling $75,327. Days of Sales Outstanding was 39 days at June 30, 2004 and 75 days at December 31, 2003.. Management has improved the management of Accounts Recievable over the last six months and this has resulted in an increase in the amount of revenue collected and in a more timely manner. Our business strategy of attracting larger customers has resulted in customers have larger financial resources and submit payment timely. Our standard contract states that payment is due within 30 days of the date of the invoice. At June 30, 2004 Amedysis L.L.C. accounted for 34% of the accounts receivable. As disclosed under "Risk Factors," the loss of Amedisys would materially decrease our revenues. For the six months ended June 30, 2004, 33% of our revenues were generated from Amedisys. Our services are an integral part of the Amedisys daily operation having a direct impact on Amedisys clinical, financial and field operations. Every new Medicare patient (Medicare is 88% of Amedisys revenue) is processed by our services. No initial claims can be submitted without HQS processing.


         Considering the mission critical nature of our relationship with Amedisys, we believe that should Amedisys wish to terminate its services with our company, an orderly transition would be essential. Based on our analysis, a reasonable transition period would be 120 to 180 days if Amedisys had replacement software in place. Amedisys estimates it would take a minimum of 18 months to duplicate the software that drives the HQS service as it existed as of June 2003.

         Should Amedisys identify a competitor that could provide the service and the transition from our HQS service to the new service, we would have over four months to reconfigure our business to take into account the revenue reduction. We believe the available cash flow from current operations and line-of-credit available under the loan and security agreement with Stanford would be sufficient to carry us through June 30, 2005.


         Other assets at June 30, 2004 were $1,145,137 as compared to $1,409,234 at December 31, 2003. These amounts were primarily due to property and equipment of $1,077,761 and $1,313,728, respectively, which consist principally of $757,934 and $964,988, respectively, of internally developed software.

         Accounts payable and accrued expenses at June 30, 2004 and December 31, 2003 were $296,619 and $619,917. The payables decrease is mainly attributed to the payment on June 30, 2004 of the tax liability of $400,000 assumed from a predecessor company. We are currently negotiating the final settlement with the Internal Revenue Service and the outcomes of these negotiations cannot be determined at this time.


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

         On May 13, 2004 the Board of Directors voted unanimously to decrease the number of shares of the Company's common stock available under the Company's 2003 Management and Director Equity Incentive and Compensation Plan from 3,300,000 shares to 1,000,000 shares.

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