Form 10QSB/A
period 2004-09-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2005-02-14
CIK 1093913

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

                         HEALTH SYSTEMS SOLUTIONS, INC.
                                  FORM 10-QSB/A
                                      INDEX

PART I          FINANCIAL INFORMATION..................................   1
   Item 1.      Financial Statements...................................   1
                Balance Sheet..........................................  F-1
                Statement of Operations................................  F-2
                Statement of Cash Flows................................  F-3
                Notes to the Financial Statements .....................  F-4
   Item 2.      Management's Discussion and Analysis or Plan of
                Operations.............................................   2
   Item 3.      Controls and Procedures................................  16

PART II         OTHER INFORMATION......................................  17
   Item 1.      Legal Proceedings......................................  17
   Item 2.      Changes In Securities and Small Business Issuer
                Purchases of Equity Securities.........................  17
   Item 3.      Defaults Upon Senior Securities........................  18
   Item 4.      Submission of Matters to a Vote of Security Holders....  18
   Item 5.      Other Information......................................  18
   Item 6.      Exhibits and Reports on Form 8-K.......................  18

SIGNATURES

PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements






                         HEALTH SYSTEMS SOLUTIONS, INC.
                              FINANCIAL STATEMENTS
                               September 30, 2004

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                     ASSETS

 Current Assets
    Cash                                                      $           3,366
    Accounts receivable, net of allowance for
     doubtful accounts of $5,000                                        519,314
    Prepaids and other current assets                                    89,922
                                                              ------------------


      Total current assets                                              612,602

 Property and equipment, net of accumulated depreciation
    and amortization of $204,538                                        334,970

 Software development costs, net of accumulated depreciation
    and amortization of $956,286                                        647,073

 Security deposits                                                       22,984
                                                              ------------------
                                                              $       1,617,629
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current portion of capital lease obligation               $          13,151
    Accounts payable                                                     77,113
    Accrued expenses                                                    182,315
    Deferred revenue                                                    124,058
    Customer deposits                                                     1,177
                                                              ------------------

      Total current liabilities                                         397,814

 Capital lease obligation, net of current portion                        27,154

 Loans payable                                                          900,000
                                                              ------------------


                                                                      1,324,968
                                                              ------------------

 Stockholders' Equity
    Common Stock; $.001 par value; 150,000,000 shares
     authorized; 11,046,780 shares issued and outstanding                11,047
    Additional paid-in capital                                       12,392,033
    Accumulated deficit                                             (12,110,419)
                                                              ------------------

      Total Stockholders' Equity                                        292,661
                                                              ------------------


                                                              $       1,617,629
                                                              ==================



See accompanying notes to the consolidated financial statements

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                               Three Months Ended                          Nine Months Ended
                                      September 30, 2004    September 30, 2003   September 30, 2004    September 30, 2003
                                      ------------------    ------------------   ------------------    ------------------
 Net sales                            $         910,299     $        658,835     $  2,658,6488,835     $      1,426,758
 Cost of sales                                  444,395              413,054             1,294,344            1,018,917
                                      ------------------    -----------------    ------------------    -----------------

    Gross profit                                465,904              245,781             1,364,304              407,841
                                      ------------------    -----------------    ------------------    -----------------

 Operating expenses
    Selling and marketing                       234,156              288,130               750,798              799,670
    Research and development                    148,240              153,553               427,588              440,509
    General and administrative                  322,898              235,066               979,968              865,219
    Depreciation and amortization                36,450               24,731               103,118               59,975
    Interest                                     20,082                1,613                23,889                5,077
                                      ------------------    -----------------    ------------------    -----------------

    Total  operating expenses                   761,826              703,093             2,285,361            2,170,450
                                      ------------------    -----------------    ------------------    -----------------

 Net operating loss                            (295,922)            (457,312)             (921,057)          (1,762,609)
                                      ------------------    -----------------    ------------------    -----------------

 Non-operating expenses
    Other non-recurring                               -                    -                29,139                    -
                                      ------------------    -----------------    ------------------    -----------------

    Total  non-operating expenses                     -                    -                29,139                    -
                                      ------------------    -----------------    ------------------    -----------------

 Net loss                                      (295,922)            (457,312)             (950,196)          (1,762,609)

      Deemed preferred stock dividend                 -                    -                     -               92,137
                                      ------------------    -----------------    ------------------    -----------------

 Net loss applicable to common
  stockholders                        $        (295,922)    $       (457,312)    $        (950,196)    $     (1,854,746)
                                      ==================    =================    ==================    =================

 Basic and diluted net loss per share $           (0.03)    $          (0.17)    $           (0.15)    $          (0.73)
                                      ==================    =================    ==================    =================

 Basic and diluted weighted average
  shares outstanding                          9,492,571            2,761,600             6,145,481            2,421,169
                                      ==================    =================    ==================    =================


See accompanying notes to the consolidated financial statements

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)



                                                               Nine Months Ended
                                                    September 30, 2004   September 30, 2003
                                                   -----------------------------------------
                                                   -------------------   -------------------
 Cash flows from operating activities:
    Net loss                                               $ (950,196)         $ (1,762,609)

    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization of property
       and equipment                                          103,118                59,975
      Depreciation and amortization of software
       development costs                                      393,093               387,131
      Gain on fixed asset disposals                              (421)                    -
    Changes in operating assets and liabilities:
      Accounts receivable                                     (71,277)             (309,396)
      Notes receivable                                              -                54,400
      Royalties and referral fees receivable                     (100)                    -
      Prepaid expenses and other current assets               (17,300)              (51,291)
      Security deposits                                             -               (22,985)
      Accounts payable                                         47,808              (158,573)
      Accrued expenses                                       (408,296)               29,468
      Deferrred revenue                                         3,238              (136,499)
      Customer deposits                                        (1,461)              10,859
                                                   -------------------   -------------------

 Net cash used in operating activities                       (901,794)           (1,899,520)
                                                   -------------------   -------------------

 Cash flow from investing activities:
    Purchase of property and equipment                        (90,781)             (223,769)
    Increase in software development costs                    (75,177)             (291,253)
    Sale of property and equipment                              1,853                     -
                                                   -------------------   -------------------

 Net cash used in investing activities                       (164,105)             (515,022)
                                                   -------------------   -------------------

 Cash flow from financing activities:
    Repayment of capital lease obligation                      (8,883)               (7,883)
    Proceeds from loans payable                               900,000                     -
    Proceeds from the issuance of Series
     A Preferred Stock                                              -             1,000,000
    Proceeds from the issuance of Series
     B Preferred Stock                                              -             1,370,000
    Proceeds from the issuance of Common Stock                  2,400                     -
    Proceeds from the exercise of warrants                      4,020                 1,880
                                                   -------------------   -------------------

 Net cash provided by financing activities                    897,537             2,363,997
                                                   -------------------   -------------------

 Increase in cash                                            (168,362)              (50,545)

 Cash, beginning of period                                    171,728               249,261
                                                   -------------------   -------------------

 Cash, end of period                               $            3,366    $          198,716
                                                   ===================   ===================

 Cash paid during the period for
  interest expense                                 $           23,889    $            5,077
                                                   ===================   ===================


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
                  November 15, 2004 $700,000

The final draw of $150,000 on November 15, 2004 is subject to the Company achieving a consolidated EBITDA (before professional costs associated with this prospectus and before costs associated with the Investors Relations Agreement with American Capital Ventures, Inc.) of $50,000 or better during the three months ended September 30, 2004. The Company did not meet this EBITDA test and will need to obtain a waiver of this requirement from Stanford to make the final draw on the line of credit on November 15, 2004.


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


                                                                                      Nine Months Ended
Nine Months Ended
                                                                        Sept. 30, 2004             Sept. 30, 2003
                                                                     ---------------------     --------------------
Net loss (as reported)                                               $           (950,196)     $        (1,762,609)


Deduct:  Total stock based compensation expense determined
under the fair value based method for all awards granted
modified or settled during the period, net of related taxes                             -                        -
                                                                     ---------------------     --------------------

Pro forma net loss                                                   $           (950,196)     $        (1,762,609
                                                                     =====================     ====================
Basic, as reported                                                   $               (.15)     $              (.38)
==================                                                   =====================     ====================

Basic, pro forma                                                     $               (.15)     $              (.38)
================                                                     =====================     ====================



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

         We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of September 30, 2004, we had 98 customers in 36 states with 337 sites using one or more of our programs. During September 2004, our customers made over 51,000 patient clinical assessments using our programs.

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


         From February through June 2003, we rolled-out our new transaction-based pricing services to 45 sites of Amedisys, Inc., a publicly-traded Home Health Agency, doubling our transaction-based volume from 10,000 to 20,000 per month. Simultaneously, we marketed these new services to our existing subscription customers. Those incumbent customers that accepted the new services changed from a subscription basis to the new transaction basis. Where the customer would not agree to move up to the new services, the majority of these customers were dropped. Though the majority of these customers were small single site agencies, one customer that only used our subscription services (PPS Trans) submitted over 100,000 assessments per year for processing. This customer was dropped. As this customer generated substantial negative gross margin, eliminating it from the statistics not only increased the average charge per transaction but improved the gross margin. Currently at September 30, 2004, 20% of our customers remain under a subscription basis and due to their small size we do not anticipate converting these customers to a transaction basis, but they will remain as subscription based customers.

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

Software Development Costs

         We capitalize software development when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation state activities are expenses as incurred. Our policy provides for the capitalization of certain payroll and payroll related costs of employees who are directly associated with developing or obtaining internal use software. Capitalized personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratable amortized using the straight line method, over the estimated useful lives of the related applications of three years. We make on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value. We write of the amount that the unamortized software development costs exceeds net realizable value.

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



---------------------------------------------- ----------------------------------- -----------------------------------
                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
                                                     2003              2004              2003              2004
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Net sales...............................             100%              100%              100%              100%
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Cost of sales...........................             63                49                71                49
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Gross profit............................             37                51                29                51
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Operating expenses:
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   Selling and marketing................             44                26                56                28
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   Research and development.............             23                16                31                16
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   General and administrative...........             36                36                61                37
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   Depreciation and amortization........              4                 4                 4                 4
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   Impairment of Goodwill...............              0                 0                 0                 0
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Interest................................              0                 2                 0                 1
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Total operating expenses................            107                84               152                86
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Other non reoccurring expense                         0                 0                 0                 1
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Deemed preferred stock dividend                       0                 0                 6                 0
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Net income (loss).......................            (70)              (33)             (129)              (36)
---------------------------------------------- ----------------- ----------------- ----------------- -----------------


The following table sets forth certain statistical data for each of the periods indicated.

                                Statistical Data


----------------------------------------------------- --------------------------------- ------------------------------
                                                             Three Months Ended          Nine Months Ended
                                                               September 30,                 September 30,
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
                                                              2003            2004            2003           2004
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Total customers (weighted average).................            110               98              118             98
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Total customers (end of period)....................            111               98              111             98
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Total sites  (weighted average)....................            404              337              379            337
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Total sites (end of period)........................            410              337              410            337
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Total assessments..................................        153,964          157,215          418,056        463,376
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Transaction customers (weighted average)..                      72               77               70             76
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Transaction customers (end of period)..............             75               78               75             78
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Transaction sites (weighted average)...............            263              320              236            314
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Transaction sites (end of period)..................            272              320              272            320
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Transactions assessments...........................        119,335          153,181          295,522        449,298
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Transaction revenues...............................       $480,996        $ 818,344       $1,027,061     $2,321,409
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Average charge per transaction.....................          $4.03            $5.34         $3.48          $5.17
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Subscription customers (weighted average)......                 38               21               48             22
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Subscription customers (end of period).............             36               20               36             20
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Subscription sites (weighted average)..............            141               17              143             23
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Subscription sites (end of month)..................            138               17              138             17
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Subscription assessments...........................         34,629            4,034          122,534         14,078
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Subscription revenue...............................       $ 72,266         $ 48,155         $239,503       $164,128
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Training revenue                                           $74,206          $17,265          $96,102        $88,514
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Implementation & Setup Revenue                             $15,900          $11,600          $48,625        $53,500
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Other Revenue                                              $15,467          $14,936          $15,467        $31,097
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Weighted average headcount                                      52               48               45             45
----------------------------------------------------- ---------------- ---------------- -------------- ---------------
Days sales outstanding                                          56               54               56             54
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

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

         Net sales increased $251,464 or 38.% for the three months ended September 30, 2004 to $910,299 compared to $658,835 during the same period in 2003. This increase resulted primarily from price increases, an increase in assessment transaction volume from existing customers and the addition of new customers.


         The largest contributor to our revenue growth during the period arose from the increase in our transaction based revenue. Our average charge per transaction increased 32% to $5.34 during the three months ended September 30, 2004, from $4.03 during the three months ending September 30, 2003, and the number of transactions processed increased 28% to 153,181 during the three months ended September 30, 2004 from 119,335 during the three months ended September 30, 2003. Revenues for these transactions increased 70% from the same period last year to $815,344 from $480,996. The price increase is primarily due to an increase in our transaction prices as of February 2003. As customers renewed services prices were increased. We also added 5 new customers during the three months ended September 30, 2004 using the new pricing schedule. The average transaction price for these 5 customers was $7.17.This $..337,347 increase in our transaction revenue is comprised of a 40% increase attributed to increased volume and 60.% of the increase is attributed to price increases. The number of transaction based customers increased 4% to 78 customers at September 30, 2004 compared to 75 customers at September 30, 2003. During the quarter ending September 30, 2004, the number of transaction based sites increased 18% to 320 from 272 at September 30, 2003 and the number of subscription based sites decreased 88.% to 17 from 138 at September 30, 2003.


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


         Cost of sales for the three months ended September 30, 2004 was $445,395 or 49% of revenues as compared to $413,054 or 63% of revenues for the three months ended September 30, 2003. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, our implementation department and our nurse educators. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, assessments forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $31,341 increase in the cost of sales was attributed to primarily to an increased staffing in our customer service, training and education departments to support the increased customer volume resulting in an increase of $23,385 in salaries and related expenses, increase in professional fees if $10,009 resulting primarily from the increase in accreditation fees.

         Total operating expenses totaled $761,826 for the three months ended September 30, 2004 compared to $703,093 for the three months ended September 30, 2003, an increase of operating expenses of $58,733 or 8%.

         Operating expenses were comprised of:

         Selling and marketing expense totaled $234,155 for the three months ended September 30, 2004 compared to $288,130 for the three months ended September 30, 2003, resulting in a decrease in selling and marketing expense of $53,974 or 19%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the decrease in selling and marketing expense is attributed to the decrease in salaries and related expenses of $39,593 due to the reduction in support positions in January 2004. Travel decreased $11,462 due to a shift from a regional sales focus to a nation sales focus which decreased the attendance at regional trade association meetings and shifted the resources to national trade association meetings, reducing the number of meetings attended. In addition we reduced the number of employees attending each sales call to a representative from the sales organization. We use teleconferencing of clinical personnel versus on-site attendance and commissions decreased $20,125 due to a change in our commission plan, which increased the percentage of commissions paid on new sales but reduced the commission on renewals of HQS services. This decrease in selling and marketing expense was partially offset by an increase in professional services of $15,195 for employment agency fees for sales personnel.

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


         Depreciation expense was $36,450 for the three months ended September 30, 2004 and $24,731 for the three months ended September 30, 2003, an increase of $11,719 or 47.4%. The principal reason for the increase in depreciation expense of $11,719 is due to the acquisition of furniture and fixtures and leasehold improvements when we moved into our new offices in July 2003.


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

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003


         Net sales increased $1,231,890 or 86% for the nine months ended September 30, 2004 to $2,658,648 compared to $1,426,758 during the same period in 2003. This increase resulted primarily from price increases, an increase in assessment transaction volume from existing customers and the addition of new customers.

         The largest contributor to our revenue growth during this nine month period arose from the increase in our transaction based revenue. Our average charge per transaction increased 49% to $5.17 during the nine months ended September 30, 2004, from $3.48 during the nine months ending September 30, 2003, and the number of transactions processed increased 52% to 449,298 during the nine months ended September 30, 2004 from 295,522 during the nine months ended September 30, 2003. Revenues for these transactions increased 1269% from the same period last year to $2,321,409 from $1,027,061. This $1,294,348 increase in our transaction revenue is comprised of a 41% increase attributed to increased volume and 59% of the increase is attributed to price increases. The price increase is primarily due to an increase in our transaction prices as of February 2003. As customers renewed services prices were increased. We also added 22 new customers using the new pricing schedule during the nine months ended September 30, 2004. The average transaction price for these 22 customers was $7.93. The net effect of adding these new customers and the loss of small customers that discontinued services due to the price increase had a material effect on our average price per transaction. The number of transaction based customers increased 4% to 78 customers at September 30, 2004 compared to 75 customers at September 30, 2003. During the quarter ending September 30, 2004, the number of transaction based sites increased 18.% to 320 from 272 at September 30, 2003 and the number of subscription based sites decreased 88% to 17 from 138 at September 30, 2003.


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


         Cost of sales for the nine months ended September 30, 2004 was $1,294,344 or 49% of revenues as compared to $1,018,917 or 71% of revenues for the nine months ended September 30, 2003. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, or implementation department, and our nurse educators. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, assessments forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $275,427 increase in the cost of sales was primarily attributed to an increased staffing in our customer service, implementation, and training and education departments to support the increased customer volume resulting in an increase of $224,586 in salaries and related expenses, an increase of $21,226 of outside services resulting primarily from the hiring of temporary help, an increase in communication expense of $16,843 due to the data hosting services and conference calling, an increase in depreciation expense for our internally developed software of $5,962 and an increase in travel expense of $5,753.

         Total operating expenses totaled $2,285,361 for the nine months ended September 30, 2004 compared to $2,170,450 for the nine months ended September 30, 2003, an increase of operating expenses of 5%.


         Operating expenses were comprised of:


         Selling and marketing expense totaled $750,798 for the nine months ended September 30, 2004 compared to $799,670 for the nine months ended June 30, 2003, resulting in a decrease in selling and marketing expense of $48,872 or 6%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the decrease was Salaries and benefit expense decreased $35,916 due to the reduction in support positions in January and travel decreased $50,762 due to a shift from a regional sales focus to a nation sales focus which decreased the attendance at regional trade association meetings and shifted the resources to national trade association meetings, reducing the number of meetings attended. In addition we reduced the number of employees attending each sales call to a representative from the sales organization. We currently demonstrate breadth of knowledge using teleconferencing of clinical personnel versus on-site attendance. This decrease was partially offset by an increase in marketing and promotion expense of $25,641 due to sponsorship and participation in the Remington Think Tank (a clinical home healthcare industry seminar hosted by the Remington Report) and professional services increase of $16,303 for employment agency fees for sales personnel.

         Research and development expense was $427,588 for the nine months ended September 30, 2004 and $440,509 for the nine months ended September 30, 2003, resulting in a decrease in research and development expense of $12,920 or 3%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies.

         General and administration expense was $979,968 for the nine months ended September 30, 2004 and $865,219 for the nine months ended September 30, 2003, an increase of $114,748 or 13%. Included in our General and Administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in General and Administration are corporate costs such as, but not limited to, legal and accounting, utilities, rent, office supplies and office equipment The principal reason for the increase was salaries and related expenses increased $36,199, an increase in travel expense of $18,031 primarily related to the relocation of an employee to Tampa, an increase in Outside Services of $10,701 due primarily to legal and accounting fees associated with the preparation of our Form SB-2, $1,600,000 Security and Loan agreement from Stanford and an increase of $55,256 in occupancy due to the relocation of our offices to 405 N. Reo Street on July 17, 2003.

         Depreciation expense was $103,118 for the nine months ended September 30, 2004 and $59,975 for the nine months ended September 30, 2003, an increase of $43,143 or 72%. The principal reason for the increase in depreciation expense of $43,143 is due to the acquisition of furniture and fixtures and leasehold improvements when we moved into our new offices in July 2003.

         Interest expense was $23,889 for the nine months ended September 30, 2004 and $ $5,077 for the nine months ended September 30, 2003, an increase of $18,812. The principal reason for the increase in interest expense is due to the $900,000 loan proceeds received since July 2004 from the loan and security agreement.

         Other non-reoccuring expenses for the nine months ended September 30, 2004 were $29,139. The $29,139 represents and additional amount of tax due to the IRS on the outstanding tax liability we had assumed from a predecessor company.

         The weighted average head count for the nine month period ending September 30, 2004 was 45 and for the nine months ended September 30, 2003 it was also 45, resulting in no change in the average headcount. Revenue per employee for the nine months ended September 30, 2004 was $59,081 compared to $31,706 for the nine months ended September 30, 2003 resulting in an increase of $27,375 per employee or 86.3%. The increase was due to the increase in assessment volume of 45,320 for the nine months ended September 30, 2004 compared to the nine month period ended September 30, 2003. These additional 45,230 assessments were handled by the same number of employees. The average price per transaction assessment increased to $5.17 for the nine months ending September 30, 2004 compared to $3.48 for the nine months ending September 30, 2003. This increase in price per transaction assessment and keeping our number of employees flat has increased our profit margin per assessment. Management believes that the increase in revenue per employee from prior periods indicates that operations continue positive growth. We anticipate revenue per assessment will continue to increase as our revenue from current products increase since we have the capacity to process additional assessments with only a minimal increase in customer service staffing over the next twelve months. Our goal for revenue per employee is $100,000 of revenue annually per employee.

         Expense per employee for the nine month period ending September 30, 2004 was $79,549 compared to $70,875 for the nine months ended September 30, 2003 resulting in a increase of $8,674 or 12.2% per employee and contributing to the $390,338 increase in expenses for the nine month period ending September 30, 2004 compared to the nine months ending September 30, 2003. At September 30, 2004 our expense per employee was $20,468 greater than our revenue per employee compared to $39,169 at September 30, 2003 resulting in an $18,701 decrease in the net loss per employee or 47.7%. The decrease was due to the increased transaction assessment volume and price as mentioned above and maintaining our weighted average number of employees to handle the increased volume. Management believes that the decrease in our net loss per employee from prior periods indicates that operations continue positive growth. We believe net revenue per employee will continue to increase as our revenue from current products increase since our operations and administrative staffing levels are relatively stable and are expected to remain at the current level over the next twelve months.

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

         Operating activities used $901,794 for the nine months ended September 30,2004, whereas such activities used $1,889,520 during the same period of 2003. Cash used by operating activities for the nine months ended September 30,2004, is primarily attributable to a net loss of $950,196, a decrease in accrued expenses of $408,296 which is mainly attributed to the payment on June 30, 2004 of the tax liability of $400,000 assumed from a predecessor company, a increase of $71,277 in accounts receivable, an increase in prepaid expenses of $17,300. These were partially offset by non cash items such as depreciation and amortization of $496,211 and an increase in accounts payable of $47,808.

         Investing activities used $164,105 for the nine months ended September 30, 204, whereas such activities used $515,022 for the nine months ended September 2003. Cash used in investing activities in 2004 is primarily attributable to purchases of property and equipment of $90,781 and capitalized software development cost of $75,177.

         Financing activities provided $897,537 for the nine months ended September 30,2004, whereas such activities provided $2,363,997 during the same period of 2003. Cash provided by financing activities in 2004 is primarily attributed to $900,000 in proceeds from the loan and security agreement with Stanford.

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


Accounts receivable at September 30, 2004 were $519,314 as compared to $448,038 at December 31, 2003, an increase of approximately 16%. The increase is due to one customer -Amedisys, Inc. Without this customer, customer accounts receivable decreased 19.2% which is a reflection of our decreasing days in accounts receivable due to collections on 14 accounts that were over 90 days old at December 31, 2003 totaling $75,327. Days of sales outstanding was 54 days for three months ended September 30, 2004 compared with 75 days for the year ended December 31, 2003. Management has improved the management of accounts receivable over the last six months and this has resulted in an increase in the amount of revenue collected and in a more timely manner. Our business strategy of attracting larger customers has resulted in customers have larger financial resources and submit payment timely. Our standard contract states that payment is due within 30 days of the date of the invoice. At September 30, 2004 Amedisys, Inc accounted for 34.5% of the accounts receivable. The loss of Amedisys would materially decrease our revenues. For the nine months ended September 30, 2004, 33.2% of our revenues were generated from Amedisys. Our services are an integral part of the Amedisys daily operation having a direct impact on Amedisys clinical, financial and field operations. Every new Medicare patient (Medicare is 88% of Amedisys revenue) is processed by our services. No initial claims can be submitted without HQS processing.

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


Dated: February 14, 2005

                                                HEALTH SYSTEMS SOLUTIONS, INC.

                                                By: /s/ B. M. Milvain
                                                   -----------------------------
                                                   B. M. Milvain, President
                                                   Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 14, 2005.

         SIGNATURE                               TITLE


 /s/ B. M. Milvain
-------------------------
 B. M. Milvain                            President and Director

 /s/ Susan Baxter Gibson
-------------------------
 Susan Baxter Gibson                      Principal Financial Officer