Form 10KSB
period 2004-12-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2005-03-30
CIK 1093913

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       OR

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

               405 N. Reo Street, Suite 300, Tampa, Florida 33609
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (813) 282-3303
                                 --------------
               Registrant's telephone number, including area code)

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

State issuer's revenues for its most recent fiscal year.   $3,637,626

The aggregate market value of Common Shares held by non-affiliates of the Registrant (2,004,721 shares), as of March 23, 2005 (last sales price at which the common stock was sold on March 23, 2005 as reported by the OTCBB was $1.01). $2,024,768.21.

The number of Common Shares outstanding on December 31, 2004, was 11,046,780

Documents Incorporated By Reference: Not Applicable.

Transitional Small Business Disclosure Form (check one):  Yes [  ] No [X]

                         HEALTH SYSTEMS SOLUTIONS, INC.
                                   FORM 10-KSB
                                      INDEX


PART I        ...............................................................1

     Item 1.  Business.......................................................11

     Item 2.  Properties.....................................................11

     Item 3.  Legal Proceedings..............................................11

     Item 4.  Submission of Matters to a Vote of Security Holders............11

PART II       ...............................................................12

     Item 5.  Market for the Common Equity, Related Stockholder
              Matters and Small Business Issuer Purchases of
              Equity Securities..............................................12

     Item 6.  Management's Discussion and Analysis or Plan of Operations.....14

     Item 7.  Financial Statements...........................................27

     Item 8.  Changes in and Disagreements with Accountants on Accounting
              And Financial Disclosure.......................................28

     Item 8A. Controls and Procedures........................................29

     Item 8B. Other Information..............................................29

PART III      ...............................................................30

     Item 9.  Directors and Executive Officers of the Registrant.............30

     Item 10. Executive Compensation.........................................32

     Item 11. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.....................34

     Item 12. Certain Relationships and Related Transactions.................35

     Item 13. Exhibits, Lists, and Reports on Form 8-K.......................37

     Item 14. Principal Accountant Fees and Services.........................38

SIGNATURES    ...............................................................40

                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

      Health Systems Solutions, Inc., through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. ("HQS") designs, develops, markets, sells and supports web-based, management information and business intelligence services that assist home health care companies more effectively manage the clinical, operational and financial aspects of their business. Our systems are delivered using an ASP model and are implemented on our customers' standard personal computers with access to the Internet over Microsoft Internet Explorer. Our architecture and fee structure enable our customers to rapidly and cost-effectively implement our services for a modest transactional fee charged when a customer uses our programs to process patient clinical assessments. These services have been designed to assist our customers in or by:

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

      Our services assist home health agencies on a daily basis to collect, edit and correct the OASIS data and through daily and other periodic reports, assist in the management of regulatory compliance risk and measurement of the patient outcome. The patient assessments containing the OASIS Data are the "transactions" on which we base our charges for these services.

      We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of December 31, 2004, we had approximately 100 customers in 36 states with approximately 373 sites using one or more of our services. During December 2004, our customers processed over 55,000 patient clinical assessments using our programs.

      In 2003 there were about 7,000 Medicare certified home health agencies nationally that provided services to 2.2 million patients. The Balanced Budget Act of 1997 included mandates to the Centers for Medicare and Medicaid Services
(CMS) to establish a Prospective Payment System (PPS) to reduce the cost of the home health benefit and to measure the effectiveness of the care delivered. The regulations are being implemented in phases over time and include a requirement that home health agencies collect assessment data on each patient at start-of-care and at discharge (OASIS Data).

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

RECENT EVENTS

      On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford Venture Capital Holdings, Inc. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of our company and HQS and a corporate guaranty that has been executed in favor of Stanford. As of March 15, 2005, we had drawn $1,050,000 under this facility and an additional amount of $550,000 was available to us under the facility.

      Additionally, as consideration for entering into the loan and security agreement, Stanford received warrants to purchase an aggregate of 720,000 shares of our common stock. The exercise price of the warrants was $0.001 per share and the warrants expired on June 30, 2009. Stanford assigned 360,000 warrants to four of its employees pursuant to a warrant assignment agreement which have been exercised effective August 12, 2004. We registered the shares of common stock underlying the warrants held by the Stanford employees pursuant to a registration rights agreement. Stanford exercised its warrants on September 8, 2004.

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

SUMMARY STATEMENT OF OPERATIONS DATA

      The financial data set forth below is derived from our audited financial statements. The financial data set forth below should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               Year Ended December 31,
                                               2003             2004

Net sales                                  $2,069,758        $3,637,626
Cost of sales                              $1,410,271        $1,727,205
Gross profit                                 $659,487        $1,910,421
Operating expenses                         $3,324,436        $3,005,950
Net loss                                  ($2,757,086)*     ($1,124,668)**

*     Includes $92,137 deemed preferred stock dividend.

**    Includes $29,139 of non operating expense.

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

OUR SOLUTION

      We provide systems that are designed to assist our customers improve the quality of the data collected, identify clinical anomalies in nursing and therapy observations in the collected data, identify profit or loss potential, provide daily reports to assist with managing care delivery and compliance risk and benchmark observations about the data against our national database of over 2 million home care episodes. These services help manage the clinical, operational and financial aspects of a home care company in order to maintain a balance between the patient outcome and the Medicare reimbursement received. We refer to our products and services as our "PPS Advantage(TM)" suite. PPS Advantage(TM) enables our customers to realize the following benefits:

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

      A Data Edit and Correction Process That Ensures Data Accuracy Prior To Transmission.

      Once data is received at our data services center, our software performs a series of edits on the data including the more than 400 published by the government and the more than 150 of our proprietary SmartEdits(TM) processes. These proprietary edits compare responses to multiple questions to ensure the clinical responses are valid and clinically consistent across the questionnaire. All edits are identified and any authorized user, anywhere on the Internet with proper security can review the edits and make appropriate changes on-line. Multiple people can collaborate in real time in making revisions on the same data. As a part of this process, our systems calculate, on demand, the anticipated reimbursement using the customer's cost data and determines whether a profit or loss can be expected based on the responses to certain questions. This enables the customer to verify if the data is accurate and a loss, as an example, should stand or if some responses should be modified. The system allows a "what-if" approach to analyzing the impact of particular responses.

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

      o Applies 400 CMS specified, clinical validity rules and over 150 PPS Smart Edits developed by our company. PPS Smart Edits are logical and intuitive edits that assist in ensuring the completion of correct and valid assessment data prior to transmission to the state survey agency.

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

CUSTOMERS

      Our solutions are provided to home health customers ranging in size from single to large multi-site organizations. As of December 31, 2004, we had approximately 100 customers in 36 states with approximately 373 sites operating one or more of our programs. Our largest customer Amedisys, Inc., a publicly traded company represented approximately 32% of our revenue for the year ended December 31, 2004. We are substantially reliant on the continued use of our products by Amedisys. Our only customer that accounted for 10% or greater of our revenues during the year ended December 31, 2004, was Amedisys, Inc.

      Our largest customers, as measured by revenues during the twelve months ended December 31, 2004 include the following:

      Amedisys, LLC               Girling Health Care         Visiting Nurse Association

      Personal Touch Home Care    Mobile Medical Industires   Sta-Home Health Agency

      Winyah Health Care Group

      We have entered into an information management and operations services agreement with Amedisys, Inc. Under the agreement we have agreed to provide Amedisys with an internet-accessed, multi-user, post-acute healthcare information system that permits Amedisys to accomplish certain information management functions. Under the agreement we are required to maintain a help desk that provides telephone advice and guidance for Amedisys and its employees. We receive certain fixed rates for the base services we provide to Amedisys, plus additional compensation in the event that Amedisys orders and receives additional services in connection with education or help desk services. The original term of this agreement was through February 24, 2004 and automatically extended for successive periods of one year unless either party delivers written notice to the other party of its election not to extend the term of the agreement at least 90 days before the expiration of the then current term. The term was extended through February 24, 2006 pursuant to the agreement. The agreement may also be terminated by either party: (1) in the event that the other party defaults in performance of any material provision of the agreement and such default continues and is not cured within 30 days of written notice of such default; (2) in the event that the other party commits any material act of dishonesty, gross carelessness or gross misconduct in the performance of the agreement; or (3) in the event that voluntary or involuntary proceedings are commenced for the winding up or dissolution of the other party or for any action or relief taken or suffered by the other party as bankrupt or insolvent under any bankruptcy or insolvency laws.

SALES AND MARKETING

      We sell our services primarily through a direct sales force of 3 sales personnel. Since mid-2003, we have focused on expanding our vendor partnerships to enhance vendor assisted referrals. Our largest partnership is with Briggs Corporation, the largest supplier of clinical documentation systems for home health care and with whom we have jointly developed a selection of scanner-readable home health forms. Briggs refers leads to us identified during its sales process.

      In 2004, we began our first national advertisement campaign focused on brand name recognition. We currently have year long advertisements placed in the two prominent industry publications: Success In Home Care and The Remington Report. In 2005, we also plan to add marketing staff to develop our public relations telemarketing and direct mail campaigns. We also plan to improve our use of our World Wide Web site for generating sales leads and increasing market awareness.

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

      In 2004, we initiated development projects to produce new and enhanced services that we expect to deliver in mid 2005. We plan to deliver these services on a transaction pricing basis. These products will not add material revenue during 2005. Development of the underlying software will be produced with existing staff. Research and development expenses associated with these products is not material and may only increase slightly to cover costs related to short term software development contractors that may be used in the development cycle.

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

EMPLOYEES

      At December 31, 2004, we had 45 full time employees, including: 6 in sales; 5 in product management, education and implementation; 22 in operations and customer service; 5 in software development; 3 in hardware support; and 4 in administrative and finance positions. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.

ITEM 2.     PROPERTY

      We currently rent approximately 13,617 square feet of executive office space located at 405 Reo Street, Suite 300, Tampa, Florida 33609. We rent this space for $20,872 per month. The lease term is through January 31, 2009. This space is adequate to maintain and expand our business operations.

      We also have a one year agreement with Qwest CyberCenter for our collocation of our data servers. Cost is approximately $5,000 per month. The current services agreement with Qwest extends from July 1, 2004 until June 30, 2005 and is automatically renewable for additional one year terms.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET

      Our common shares have been listed for trading on the OTC Bulletin Board ("OTCBB") since June 3, 2002. Effective July 8, 2004, our trading symbol changed to "HSLN." Until March 23, 2005, there was no trading activity for our common stock since it became eligible for trading on the OTCBB. The closing bid price for the common stock on March 23, 205 as reported on the OTCBB was $0.55 and the closing asked price on March 23, 2005 as reported by the OTCBB was $.1.01. These prices may not be an accurate indicator of the value of our shares. Bid and asked prices entered by market makers are inter-dealer price quotations and do not reflect retail markup, markdown or commissions.

      As of December 31, 2004, there were 64 holders of record of our common stock.

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

RELATED STOCKHOLDER MATTERS

      During the year ended December 31, 2004 we issued the following securities:

      Effective July 6, 2004, our company agreed to issue an aggregate of 485,000 incentive stock options under our 2003 Management and Director Equity Incentive and Compensation Plan to 44 employees of our company. In addition, the company issued non-qualified stock options to purchase 150,000 shares of our common stock under the plan to B.M. Milvain. We issued an additional 67,000 options to 14 employees on August 3, 2004. On August 3, 2004 we also cancelled 25,500 options issued on July 6, 2004 for employees that had terminated employment with HQS. These options have been returned to the option pool. All options have an exercise price of $1.00 per share and vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment by our company subsequent to January 1, 2004. The options terminate upon the earlier of June 1, 2009 or as provided under the plan. The Company also issued Mr. Milvain 150,000 shares of restricted common stock subject to certain vesting provisions. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting their transferability absent registration or applicable exemption. The employees had information concerning our company and had the opportunity to ask questions concerning our company.

      Pursuant to a warrant purchase agreement dated July 6, 2004, we issued warrants to purchase an aggregate of 720,000 shares of our common stock to Stanford and its assignees. The warrants are exercisable at $0.001 per share on or before June 30, 2009. The warrants contain a legend restricting their transferability absent registration or applicable exemption. The warrant holders had information concerning our company and had the opportunity to ask questions concerning our company. The warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

      On July 6, 2004, we received a notice of conversion from Stanford relating to our shares of Series A preferred stock and Series B preferred stock held by Stanford. Pursuant to the conversion notice, we issued Stanford an aggregate of 7,190,171 shares of our common stock. Subsequent to the conversion of these preferred shares, no shares of our preferred stock remain outstanding. The shares of common stock issued pursuant to the conversion were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock issued pursuant to the conversion contain a legend restricting the transferability absent registration or applicable exemption. Stanford had information concerning our company and had the opportunity to ask questions concerning our company.

      Effective July 6, 2004, we entered into an agreement to issue 450,000 shares of our common stock to American Capital Ventures, Inc. that was reduced to 225,000 shares pursuant to an amendment and restatement of the agreement entered into on August 5, 2004 in consideration for investor relations services to be provided by American Capital Ventures. Shares of common stock issued to American Capital Ventures were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption. American Capital Ventures had access to information concerning our company and had the opportunity to ask questions concerning our company.

      On August 12, 2004, we issued 360,000 shares of our common stock to four individuals pursuant to the exercise of warrants held by these individuals. The individuals were assigned the warrants from Stanford. The warrants were exercisable at $.001 per share. The shares of common stock issued to these individuals were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption. The warrant holders had access to information concerning our company and had the opportunity to ask questions concerning our company.

      On September 8, 2004, we issued 360,000 shares of our common stock to Stanford pursuant to the exercise of warrants held by Stanford. The warrants were exercisable at $.001 per share. The shares of common stock issued to Stanford were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption. Stanford had access to information concerning our company and had the opportunity to ask questions about our company.

      250,000 shares of our common stock issued to Deluxe Investment Company were subject to an escrow agreement which provided, among other things, that if we did not receive third party financing from sources other than Stanford on or before October 22, 2004 that the 250,000 shares of our common stock held by Deluxe would be immediately returned to our company and cancelled. As required under the escrow agreement, on November 10, 2004, we sent the escrow agent a demand for the shares. When we receive the shares from the escrow agent we will cancel the shares.

      On February 14, 2005, a registration statement on Form SB-2 covering an aggregate of 1,470,808 shares of our common stock was declared effective by the SEC. We receive no proceeds from the sale of shares included in the prospectus, as the prospectus covers shares being offered for resale by certain selling shareholders.

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

      We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of December 31, 2004, we had 100 customers in 36 states with 373 sites using one or more of our services. During December 2004, our customers processed over 55,000 patient clinical assessments using our programs.

      In 2003 there were about 7,000 Medicare certified home health agencies nationally that provided services to 2.2 million patients. The Balanced Budget Act of 1997 included mandates to the Centers for Medicare and Medicaid Services
(CMS) to establish a Prospective Payment System (PPS) to reduce the cost of the home health benefit and to measure the effectiveness of the care delivered. The regulations are being implemented in phases over time and include a requirement that home health agencies collect assessment data on each patient at start-of-care and at discharge (OASIS Data). These assessments determine the reimbursement for each patient for a 60 day episode of care.

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

RESEARCH AND DEVELOPMENT

      In 2004, we initiated development projects to produce new and enhanced products for delivery in late 2004. Introduction of these systems was delayed until mid 2005 as resources were re-assigned to meet federal regulatory changes. We plan to deliver these services on a transaction pricing basis. These products will not add material revenue during 2005. Development of the underlying software will be produced with existing staff. Research and development expenses associated with these products is not material and may only increase slightly to cover costs related to short term software development contractors that may be used in the development cycle.

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
-------------------

      We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Currently, we primarily employ a web-based application service provider model to deliver our services to our home healthcare customers. In instances where the customer specifies final acceptance of the system or service, we defer revenue until all acceptance criteria have been met. We price these services primarily on a transaction fee basis (calculated based upon the number of patient clinical assessments made by a customer during a period) and, to a lesser extent, on a subscription fee basis. Clinical assessments, which are mandated by Medicare, require Home Health Care Agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge. Our products PPS collect, editor, executive, dashboard trans, outcomes and oasis auditor all assist in the collection of assessment data and are all charged on a transaction or subscription basis. We earn the revenues from subscriptions ratably over the period of the respective agreement, generally one year. We record cash payments received in advance or at beginning of a contract as deferred revenue. We recognize transaction fee based revenues in the period the transaction is processed. Implementation, consultation, training and customer support services are charged to customers on a fee basis usually based upon time spent. We recognize implementation fees in the month that the customer goes live and we recognize training, consultation, advisory and support services revenue in the month that the service is performed. Implementation costs consisting of payroll and travel are expensed in the same period implementation fees are recognized. Typical sales terms would be 30 days from the date of the invoice.

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

Allowance for Doubtful Accounts
-------------------------------

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

Software Development Costs
--------------------------

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

Recent Accounting Pronouncements
--------------------------------

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not have inventory costs and therefore does not expect to be impacted by SFAS 151 or be required to make additional disclosures.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67". This Statement amends SFAS 66, "Accounting for Sale of Real Estate", to reference the financial accounting and reporting guidance for real-estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions". This Statement also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The Company does not expect to be impacted by the adoption of SFAS 152, which will be effective for financial statements for fiscal years beginning after June 15, 2005.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the Company's financial position or results of operations.

      In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is in the process of assessing the effect of the revised SFAS 123 and does not expect its adoption will have a material effect on the Company's financial position or results of operations.

      Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS DATA

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 2003                      2004
                                                 ----                      ----
Net sales...................................      100%                      100%
Cost of sales...............................       68                        47
Gross profit................................       32                        53
Operating expenses:.........................
     Selling and marketing..................       56                        27
     Research and development...............       43                        16
     General and Administrative.............       57                        35
     Depreciation and amortization..........        5                         4
     Interest...............................        -                         1
Total operating expenses....................      161                        83
Other non-operating expense.................       --                         1
Deemed Preferred Stock Dividend.............        4                         0
Net income (loss)...........................     (133)                      (31)

STATISTICAL DATA

      The following table sets forth certain statistical data for each of the periods indicated. Our total assessments are the number of patient Oasis assessments received from customers including both transaction and subscription customers. Transaction revenue is derived by multiplying the transaction assessments received in the period multiplied by the customer's per assessment charge. Subscription revenue is calculated based on a yearly subscription fee, regardless of the number of assessments received, and earned ratably over twelve months. The average charge per transaction is calculated by dividing the transaction revenue by the number of transactions assessments.

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                       2003                2004
                                                       ----                ----
Total customers (weighted average)..........            116                  99
Total customers (end of period).............            104                 100
Total sites (weighted average).............             387                 344
Total sites (end of period).................            403                 373
Total assessments...........................        578,389             628,158
Transaction customers (weighted average)....             72                  77
Transaction customers (end of period).......             73                  81
Transaction sites (weighted average)........            246                 323
Transaction sites (end of period)...........            280                 356
Transaction assessments.....................        424,561             610,034
Transaction revenues........................     $1,557,460          $3,198,730
Average charge per transaction..............         $3.67                $5.24
Subscription customers (weighted average)...             44                  22
Subscription customers (end of period)......             31                  19
Subscription sites (weighted average).......            140                  21
Subscription sites (end of month)...........            123                  17
Subscription assessments....................        153,828              18,124
Subscription revenue........................       $290,756            $211,549
Training revenue............................       $129,647            $123,812
Implementation and set-up revenue...........        $59,808             $64,375
Other revenue...............................        $32,087             $39,161
Weighted average headcount..................             47                  45
Days sales outstanding......................             75                  43

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

      Revenues for the year ended December 31, 2004 were $3,637,626 and for the year ended December 31, 2003 were $2,069,758, an increase of $1,567,868 or 76%. This increase resulted primarily from price increases, an increase in assessment transaction volume from existing customers and to a lesser extent the addition of new transaction customers.

      The largest contributor to our revenue growth during the period arose from the increase in our transaction based revenue. Our average charge per transaction increased 43% to $5.24 during the twelve months ended December 31, 2004, from $3.67 during the twelve months ended December 31, 2003, and the number of transactions processed increased 44% to 610,034 during the twelve months ended December 31, 2004 from 424,561 during the twelve month period ending December 31, 2003. Revenues for these transactions increased 105% from the same period last year to $3,198,730 from $1,557,460. This $1,641,270 increase in our transaction revenue is comprised of a 41% increase attributed to increased volume and 59% of the increase is attributed to price increases. The price increase is primarily due to an increase in our transaction prices as of February 2003. As customers renewed services prices were increased. We also added 21 new customers during the twelve months ended December 31, 2004 using the new pricing schedule. The average transaction price for these 21 customers was $7.58. The net effect of adding these new customers and the loss of small customers that discontinued services due to the price increases had a material increase in the average price per transaction. The number of transaction based customers increased 11% to 81 customers at December 31, 2004 compared to 73 customers at December 31, 2003. During the year ending December 31, 2004, the number of transaction based sites increased 27% to 356 from 280 at December 31, 2003 and the number of subscription based sites decreased 86% to 17 from 123 at December 31, 2003.

      Cost of sales for the year ended December 31, 2004 and the year ended December 31, 2003, respectively, were $1,727,205 and $1,410,271, or 47% and 68%
of revenues. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, our implementation department and our nurse educators. Other costs included are travel for our customer service personnel, professional fees, accreditation fees, teleconferencing, assessment forms shipping, depreciation expense for our internally developed software and hosted data center expense. The $316,935, or 22%, increase in the cost of sales is principally attributed to an increased staffing in our customer service and training and education departments to support the increased customer volume resulting in an increase of $222,494 in salaries and related expenses, increase in depreciation expense for our internally developed software of $41,162, an increase in professional fees of $24,339 resulting primarily from the use of temporary staffing, an increase in our expense for our hosted data center of $21,163 and an increase in communications expense of $8,929.

      Operating expenses for the year ended December 31, 2004 and the year ending December 31, 2003, respectively, totaled $3,002,650 and $3,324,436, resulting in a decrease in operating expenses of $321,786, or 10%. Operating expenses were comprised of:

      Selling and marketing expense for the year ended December 31, 2004 and the year ended December 31, 2003 were $966,870 and $1,162,446, respectively, resulting in a decrease in selling and marketing expense of $195,576 or 17%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales personnel, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the decrease was that salaries and benefits decreased $139,551 due to the decrease in the sales and marketing staff, commissions decreased $35,284 due to a change in our commission plan, which increased the percentage of commissions paid on new sales but reduced the commission on renewals of HQS services. Travel decreased $70,423 due to a shift from a regional sales focus to a nation sales focus which decreased the attendance at regional trade association meetings and shifted the resources to national trade association meetings, reducing the number of meetings attended. In addition we reduced the number of employees attending each sales call to a representative from the sales organization. We currently demonstrate breadth of knowledge using teleconferencing of clinical and technical personnel rather than on-site attendance. This decrease was partially offset by an increase in marketing and promotion expense of $42,811 due to sponsorship and participation in the Remington Think Tank (a clinical home healthcare industry seminar hosted by the Remington Report) and professional services increase of $18,519 for employment agency fees for sales personnel.

      Research and development expense was $576,194 for the year ended December 31, 2004 and the year ending December 31, 2003 was $883,519, resulting in a decrease in research and development expense of $307,325 or 35%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies. The principal reason for the decrease was a decrease in salaries and benefits of $346,172 due to the decrease in our development staff. This decrease was partially offset by professional fees of $48,696 for contract services.

      General and administration expense was $1,269,242 for the year ended December 31, 2004 and $1,180,748 for the year ended December 31, 2003, an increase of $88,494, or 7%. Included in our general and administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in general and administration are corporate costs such as, but not limited to, legal and accounting , utilities, rent, office supplies and office equipment. The principal reason for this increase is a $92,738 increase of professional fees due to the legal and accounting fees associated with the preparation of our Form SB-2 registration statement, the cost of documenting our credit facility and an increase of $27,209 in occupancy due to the relocation of our offices to 405 N. Reo Street on July 17, 2003. These increases are partially offset by a decrease in communications expense of $16,841 and a decrease of $13,882 in other expense.

      Depreciation expense was $144,533 for the year ended December 31, 2004 and $91,114 the year ended December 31, 2003, an increase of $53,419 or 59%. The principal reason for the increase in depreciation expense of $53,419 is the acquisition of furniture and fixtures and leasehold improvements when we moved into our new offices in July 2003.

      Interest expense was $49,111 for the twelve months ended December 31, 2004 and $ $6,609 the twelve months ended December 31, 2003, an increase of $42,502. The principal reason for the increase in interest expense is due to the $1,050,000 loan proceeds received during 2004 under the loan and security agreement.

      The weighted average head count for the twelve month period ending December 31, 2004 was 45 and for the twelve months ended December 31, 2003 it was 47, resulting in an decrease in the average headcount of 2 or 4%. The decrease in staffing is principally attributed to the decreased staffing in our research and development department. Revenue per employee for the twelve months ended December 31, 2004 was $80,836 compared to $44,037 for the twelve months ending December 31, 2003 resulting in an increase of $36,799 per employee or 84%. The increase was due to the increase in transaction assessment volume of 185,473, or 44%, for the twelve months ended December 31, 2004 compared to the twelve months ending December 31, 2003. These additional 185,473 assessments were handled with a 4% decrease in the weighted average head count. The average price per transaction assessment increased to $5.24 for the twelve months ending December 31, 2004 compared to $3.67 for the twelve months ending December 31, 2003. This increase in price per transaction assessment, the increased transaction volume and our fixed administrative staffing levels, and our 4% decrease in the weighted average head count has increased our profit margin per assessment. Our goal for revenue per employee is $100,000 of revenue annually per employee.

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred an accumulated deficit at December 31, 2004 of $12,284,891 compared to $11,160,223 at December 31, 2003. We have working capital at December 31, 2004 of $330,507 compared to a negative working capital of $63,112 at December 31, 2003. We have incurred net operating losses for the year ending December 31, 2003 and December 31, 2004 of $2,664,949 and $1,124,668, respectively.

      In the past, our principal sources of liquidity were equity placements and more recently a loan provided by Stanford, our principal shareholder. As our operations have improved, our external cash requirements have decreased and our rate of collection of receivables have increased. Our principal sources of liquidity for the foreseeable future are expected to be the proceeds of our line of credit from Stanford, under which, as of March 15, 2005, $550,000 remains available to us. Currently, our monthly negative cash flow from operations is approximately $20,000. We believe the funds available under our line of credit will be sufficient to maintain our operations over the next 12 months.

      Operating activities used $710,230 for the twelve months ended December 31, 2004, whereas such activities used $2,638,556 for the twelve months ended December 31, 2003. Cash used by operating activities for twelve months ended December 31, 2004, is primarily attributable to a net loss of $1,124,668, an increase of $7,401 in accounts receivable and a decrease in accrued expenses of $416,977. These were partially offset by non cash items such as depreciation and amortization of $672,659, an increase in accounts payable of $39,162 and an increase in deferred revenue of $120,932.

      Investing activities used $199,972 for the twelve months ended December 31, 2004, whereas such activities used $430,186 for the twelve months ended December 31, 2003. Cash used in investing activities in 2004 is primarily attributable to purchases of property and equipment of $100,575 and capitalized software development cost of $101,250.

      Financing activities provided $1,038,695 for the twelve months ended December 31, 2004, whereas such activities provided $2,991,209 for the twelve months ended December 31, 2003. Cash provided by financing activities in 2004 is primarily attributed to $1,050,000 in proceeds from loan and security agreement with Stanford.

      Cash at December 31, 2004 and December 31, 2003, respectively, was $300,221 and $171,728. At December 31, 2004 and December 31, 2003, respectively, we had total stockholders' equity of $121,340 and $1,236,438. During the year ended December 31, 2004, we received proceeds from the loan and security agreement with Stanford in the amount of $1,050,000.

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

      Additionally, as consideration for entering into the loan and security agreement, Stanford received warrants to purchase an aggregate of 720,000 shares of our common stock. The exercise price of the warrants is $0.001 per share and the warrants expire on June 30, 2009. Stanford assigned 360,000 warrants to four of its employees pursuant to a warrant assignment agreement. We registered the shares of common stock underlying the warrants pursuant to a registration rights agreement.

      Accounts receivable at December 31, 2004 were $455,440 as compared to $448,038 at December 31, 2003, an increase of approximately 2%. Days of sales outstanding was 43 days for the year ended December 31, 2004 compared to 75 days at December 31, 2003. Our business strategy of attracting larger customers has resulted in customers that have greater financial resources and submit payment timely. Our standard contract states that payment is due within 30 days of the date of the invoice. For the year ended December 31, 2004, 32% of our revenues were generated from Amedisys and 34% of our accounts receivable were due from Amedisys. As disclosed under "Risk Factors," the loss of Amedisys would materially decrease our revenues. We believe that our services are an integral part of the Amedisys daily operation having a direct impact on Amedisys clinical, financial and field operations.

      Other assets at December 31, 2004 were $936,695 as compared to $1,409,234 at December 31, 2003. These amounts were primarily due to property and equipment of $841,462 and $1,313,728, respectively, which consist principally of $538,113 and $964,988, respectively, of internally developed software. The decrease in internally developed software is due to an increase in accumulated depreciation which is partially offset by capitalized software development costs for the year ended December 31, 2004 pursuant to SOP 98-1.

      Accounts payable and accrued expenses at December 31, 2004 and December 31, 2003 were $242,101 and $619,917, respectively. The payables were mainly attributed to a tax lien of $400,000, assumed from a predecessor company. On June 30, 2004, the tax liability of $400,000 was paid.

      We anticipate that cash requirements will remain at the current level for the next 12 months as we plan on continuing to utilize current resources to continue improving our infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate proceeds from the loan and security agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through December 31, 2005. As of December 31, 2004, there were no commitments for long-term capital expenditures.

RISK FACTORS

      You should carefully consider the risks described below before making an investment decision. This disclosure highlights all material risks regarding our business and this offering.

      We have a history of losses and if these losses continue you may lose your entire investment in our company.

      We have a history of operating losses in our business and have incurred significant net losses since our inception. For the fiscal year ending December 31, 2004, we incurred net losses totaling $1,124,668. At December 31, 2004, we had an accumulated deficit of $12,284,891. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section.

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

      We had one customer, Amedisys, Inc., who accounted for approximately 32% of our revenue for the twelve months ended December 31, 2004 and 29% of our revenues for the year ended December 31, 2003. The loss of this customer would materially decrease our revenues. Please see "Customers" for a discussion of our agreement with Amedisys.

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

      In 2004 we initiated development projects to produce new and enhanced services for delivery in late 2004. Introduction of these systems was delayed as resources were re-assigned to meet federal regulatory changes. We currently expect to release a number of new products and enhancements to existing products in mid 2005 and late 2005 and we do not anticipate that a material portion of our service revenue growth in 2005 will come from these new releases. If we experience material delays in introducing new products and enhancements, our prospects for growth will be impaired and our reputation with our customers may be damaged. The market for management information tools is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in government regulation, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies, changes in applicable government regulation and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products while developing and introducing new products on a timely basis that keep pace with technological developments and government regulations and satisfy increasingly sophisticated customer requirements.

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

      Any such claims, with or without merit, could:

      o     Be time consuming to defend;

      o     Result in costly litigation;

      o     Divert management's attention and resources;

      o     Cause product shipment delays;

      o     Require us to redesign products;

      o     Require us to enter into royalty or licensing agreements; or

      o     Cause others to seek indemnity from us.

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

      Our principal shareholder, Stanford, owns or controls approximately 84% of our common stock. This shareholder is able to control the outcome of shareholder votes, including votes concerning: amendments to our charter and by-laws; and the approval of significant corporate transactions like a merger or sale of our assets. Although none of our directors or officers are affiliated with Stanford or have any relationships with Stanford, Stanford is able to control the election of the board of directors through its ownership of a majority of our common stock. In addition, Stanford has provided us with significant financing. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.

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

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS

CURRENT ASSETS:
    Cash                                                           $    300,221
    Accounts receivable, net of allowance for doubtful accounts
      of $5,000                                                         455,440
    Prepaids and other current assets                                    72,249
                                                                   ------------

      TOTAL CURRENT ASSETS                                              827,910

Property and equipment, net of accumulated depreciation
    and amortization of $245,952                                        303,349

Software development costs, net of accumulated amortization
    of $1,091,319                                                       538,113

Security deposits                                                        22,984

                                                                   ------------
                                                                   $  1,692,356
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of capital lease obligation                    $     13,550
    Accounts payable                                                     68,467
    Accrued expenses                                                    173,634
    Deferred revenue                                                    241,752
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                         497,403

Capital lease obligation, net of current portion                         23,613

Loans payable                                                         1,050,000
                                                                   ------------

                                                                      1,571,016
                                                                   ------------

STOCKHOLDERS' EQUITY
    Common Stock; $.001 par value; 150,000,000 shares
      authorized; 11,046,780 shares issued and outstanding               11,047
    Additional paid-in capital                                       12,395,184
    Accumulated deficit                                             (12,284,891)
                                                                   ------------

      TOTAL STOCKHOLDERS' EQUITY                                        121,340
                                                                   ------------

                                                                   $  1,692,356
                                                                   ============

See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE YEAR         FOR THE YEAR
                                                       ENDED DECEMBER 31,   ENDED DECEMBER 31,
                                                             2004                 2003
                                                         ------------         ------------
NET SALES                                                $  3,637,626         $  2,069,758
COST OF SALES                                               1,727,205            1,410,271
                                                         ------------         ------------

    GROSS PROFIT                                            1,910,421              659,487
                                                         ------------         ------------

OPERATING EXPENSES
    Selling and marketing                                     966,870            1,162,446
    Research and development                                  576,194              883,519
    General and administrative                              1,269,242            1,180,748
    Depreciation and amortization                             144,533               91,114
    Interest                                                   49,111                6,609
                                                         ------------         ------------

    TOTAL OPERATING EXPENSES                                3,005,950            3,324,436
                                                         ------------         ------------

NET OPERATING LOSS                                         (1,095,529)          (2,664,949)
                                                         ------------         ------------

NON-OPERATING EXPENSES
    Other non-recurring                                        29,139                   --
                                                         ------------         ------------

    TOTAL NON-OPERATING EXPENSES                               29,139                   --
                                                         ------------         ------------

NET LOSS                                                   (1,124,668)          (2,664,949)

       Deemed preferred stock dividend                             --               92,137
                                                         ------------         ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS               $ (1,124,668)        $ (2,757,086)
                                                         ============         ============


BASIC AND DILUTED NET LOSS PER SHARE                     $      (0.17)        $      (1.14)
                                                         ============         ============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       6,536,156            2,421,169
                                                         ============         ============

See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE PERIOD JANUARY 1 , 2003
                            THROUGH DECEMBER 31, 2004

                                           Preferred Stock             Common Stock                                        Total
                                       ------------------------   ---------------------    Additional    Accumulated   Stockholders'
                                         Shares        Amount       Shares      Amount  Paid-in Capital    Deficit         Equity
                                       ----------   -----------   ----------   --------   ------------   ------------   -----------
Balance, December 31, 2002              1,025,640     1,200,000    1,821,438      1,822      8,100,822     (8,403,137)      899,507

Issuance of Series A Convertible          854,701     1,000,000           --         --             --             --     1,000,000
  Preferred Stock

Warrants issued in connection with             --            --           --         --         92,137        (92,137)           --
  Preferred Stock

Issuance of Series B Convertible        2,500,000     2,000,000           --         --             --             --     2,000,000
  Preferred Stock

Issuance of Common Stock by the
  exercising of warrants                       --            --      940,171        940            940             --         1,880

Net Loss                                       --            --           --         --             --     (2,664,949)   (2,664,949)
                                       ----------   -----------   ----------   --------   ------------   ------------   -----------

BALANCE DECEMBER 31, 2003               4,380,341     4,200,000    2,761,609      2,762      8,193,899    (11,160,223)    1,236,438

  Conversion of Series A Convertible   (1,880,341)   (2,200,000)     940,171        940      2,199,060             --            --
     Preferred Stock

  Conversion of Series B Convertible   (2,500,000)   (2,000,000)   6,250,000      6,250      1,993,750             --            --
     Preferred Stock

  Issuance of Common Stock for                 --            --      225,000        225          2,025             --         2,250
    Investor Relations Agreement

  Issuance of Common Stock to                  --            --      150,000        150           (150)            --            --
     President of Company

  Issuance of Common Stock by the              --            --      720,000        720             --             --           720
    Exercising of Warrants

  Value of Warrants Issued                     --            --           --         --          6,600             --         6,600

  Net Loss                                     --            --           --         --             --     (1,124,668)   (1,124,668)
                                       ----------   -----------   ----------   --------   ------------   ------------   -----------

BALANCE DECEMBER 31, 2004                      --   $        --   11,046,780   $ 11,047   $ 12,395,184   $(12,284,891)  $   121,340
                                       ==========   ===========   ==========   ========   ============   ============   ===========

See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                  For the Year         For the Year
                                                                Ended December 31,   Ended December 31,
                                                                      2004                 2003
                                                                  ------------         ------------
Cash flows from operating activities:
    Net loss                                                      $ (1,124,668)        $ (2,664,949)

    Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation and amortization of property and equipment         144,533               89,469
       Amortization of software development costs                      528,126              486,964
       Gain on property and equipment disposals                           (421)                  --
       Stock based compensation                                          8,850                   --
    Changes in operating assets and liabilities:
       Accounts receivable                                              (7,401)            (334,834)
       Notes receivable                                                     --               54,400
       Royalties and referral fees receivable                            1,550              (11,300)
       Prepaid expenses and other current assets                        (1,277)             (29,464)
       Security deposits                                                    --               (7,330)
       Accounts payable                                                 39,162             (157,228)
       Accrued expenses                                               (416,977)             159,416
       Deferrred revenue                                               120,932             (224,849)
       Customer deposits                                                (2,639)               1,149
                                                                  ------------         ------------

Net cash used in operating activities                                 (710,230)          (2,638,556)
                                                                  ------------         ------------

Cash flow from investing activities:
    Purchase of property and equipment                                (100,575)            (288,112)
    Increase in software development costs                            (101,250)            (142,074)
    Sale of property and equipment                                       1,853                   --
                                                                  ------------         ------------

Net cash used in investing activities                                 (199,972)            (430,186)
                                                                  ------------         ------------

Cash flow from financing activities:
    Repayment of capital lease obligation                              (12,025)             (10,671)
    Proceeds from loans payable                                      1,050,000                   --
    Proceeds from the issuance of Series A Preferred Stock                  --            1,000,000
    Proceeds from the issuance of Series B Preferred Stock                  --            2,000,000
    Proceeds from the exercise of warrants                                 720                1,880
                                                                  ------------         ------------

Net cash provided by financing activities                            1,038,695            2,991,209
                                                                  ------------         ------------

Increase (decrease) in cash                                            128,493              (77,533)

Cash, beginning of period                                              171,728              249,261
                                                                  ------------         ------------

Cash, end of period                                               $    300,221         $    171,728
                                                                  ============         ============

Cash paid during the period for interest expense                  $     42,511         $      6,609
                                                                  ============         ============


See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

      Current Assets                                         $    357,820
      Goodwill                                                  6,838,135
      Software Development Costs                                1,325,000
      Fixed Assets                                                 68,206
      Other Assets                                                 15,654
      Accounts Payable and Accrued Expenses                      (557,362)
      Deferred Revenue                                           (438,131)
      Secured Debt                                             (7,357,322)
      Other Liabilities                                            (2,000)
                                                             ------------
      Purchase price                                         $    250,000
                                                             ============

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

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation: The accompanying consolidated financial statements which present the results of operations of HSS and its wholly owned subsidiary, HQS, for the period from January 1, 2003 through December 31, 2004 have been prepared using accounting principals generally accepted in the United States of America. All material intercompany transactions and accounts have been eliminated in consolidation.

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

Cash and cash equivalents: The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents.

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

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Software development costs: We capitalize certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use ("SOP 98-1"). We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratably amortized using the straight-line method, over the estimated useful lives of the related applications of three years. The Company makes on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the company writes off the amount that the unamortized software development costs exceed net realizable value.

Goodwill and other intangibles: Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with SFAS 142, the Company performed impairment tests on all goodwill and purchased intangible assets from the acquired assets and liabilities of Provider Solutions Corp. on September 17, 2002. The goodwill was written off after the company performed these impairment tests and determined that the fair value of the goodwill exceeded its carrying value. Fair value was determined by estimates of future cash flows. At September 17, 2002, the state of the business, the projected shortage of short term and future cash, the anticipation of continued losses and the reduced level of sales indicated that without ongoing investment, a source for which had not been identified, the business was not a going concern and that there was no utility to the value of the goodwill. We determined the company's projections for cash flow from the acquired assets was insufficient to support the goodwill as an asset and that an immediate goodwill impairment write-off was in order. Pursuant to the impairment tests, all goodwill and purchased intangibles of $6,954,927 was written off as of September 17, 2002.

Impairment of long-lived assets: In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At December 31, 2004 no long-lived assets were impaired.

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

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Advertising costs: The Company expenses all advertising costs as incurred. Advertising costs for the year ended December 31, 2004 were $114,207, and for the year ended December 31, 2003 were $69,837, and are included in selling and marketing expense in the accompanying consolidated statement of operations.

Research and development costs: The Company expenses all research and development expenses, which consist of payroll and other related costs, as incurred. Research and development costs for the year ended December 31, 2004 were $576,194 and for the year ended December 31, 2003 were $883,519.

Computation of net income (loss) per share: The Company presents basic earnings
(loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net income
(loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At December 31, 2003, the Convertible Preferred Stocks were convertible into 7,190,171 Common Stock shares.

Financial instruments: The carrying amounts of financial instruments, including cash, accounts receivable, prepaid expenses, customer deposits and deferred revenue approximate fair value as of December 31, 2004, due to the relatively short maturity of the instruments. The capital lease obligation approximates fair value based upon debt terms available to Company's under similar terms.

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

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recent accounting pronouncements: In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not have inventory costs and therefore does not expect to be impacted by SFAS 151 or be required to make additional disclosures.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67". This Statement amends SFAS 66, "Accounting for Sale of Real Estate", to reference the financial accounting and reporting guidance for real-estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions". This Statement also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The Company does not expect to be impacted by the adoption of SFAS 152, which will be effective for financial statements for fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the Company's financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is in the process of assessing the effect of the revised SFAS 123 and does not expect its adoption will have a material effect on the Company's financial position or results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

3. LOAN AND SECURITY AGREEMENT

On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford Venture Capital Holdings, Inc., the majority stockholder of the Company. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of the Company and HQS and a corporate guaranty of the Company that has been executed in favor of Stanford. Through December 31, 2004, HQS has borrowed $1,050,000 against the loan and security agreement leaving an availability of remaining funds of $550,000.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


4. PROPERTY AND EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS

Property and equipment and software development costs consist of the following:

                                                               December 31, 2004
                                                               ($ In Thousands)
      --------------------------------------------------------------------------
      Office equipment                                           $        235
      Purchased computer software                                         150
      Furniture and fixtures                                               31
      Leasehold improvements                                              133
                                                                 ------------
                                                                          549

      Less accumulated depreciation and amortization                      246
                                                                 ------------
         Total                                                   $        303
                                                                 ============

      Software development costs                                 $      1,629

      Less accumulated amortization                                     1,091
                                                                 ------------

          Total                                                  $        538
                                                                 ============

Depreciation expense for property and equipment for the years ended December 31, 2003 and December 31, 2004 for the Company was $91,114 and $144,533 respectively.

Amortization expense for software development costs for the years ended December 31, 2003 and December 31, 2004 for the Company was $486,964 and $528,126 respectively.

The unamortized balance of software development costs was $538,113 at December 31, 2004 and the future amortization expense amounts are as follows:

      Fiscal Year                                                    Amount
      --------------------------------------------------------------------------
      2005                                                       $    466,915
      2006                                                             56,180
      2007                                                             15,018
                                                                 ------------

      Total future amortization expense                          $    538,113
                                                                 ============

During the period ended December 31, 2002 the Company entered into a capital lease for $64,735 to acquire office equipment. For the years ended December 31, 2003 and December 31, 2004 the Company recorded depreciation of $12,947 and $12,947 respectively.

5. ACCRUED EXPENSES

A liability to the Internal Revenue Service from a prior business acquisition amounting to $400,000 at December 31, 2003 was paid in June 2004.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


6. INCOME TAXES

For Federal income tax purposes, the Company has a net operating loss of approximately $5,856,000. The net operating loss expires in the year 2024. The Company recorded a 100% valuation allowance on its deferred tax asset since it is more likely than not that their benefit will not be realized in the future.

The significant components of the Company's deferred tax asset as of December 31, 2004 are as follows:

      Operating loss carryforward                            $  2,225,000
      Goodwill  amortization                                    2,261,000
      Depreciation and other                                     (152,000)
                                                             ------------
      Valuation allowance                                      (4,334,000)
                                                             ------------

      Total deferred tax asset                               $         --
                                                             ============

Reconciliation between the statutory Federal income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:



                                                    Year ended      Year ended
                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------

      Statutory Federal income tax (benefit)       $   (392,000)   $   (933,000)
      State tax (benefit), net of federal effect        (34,000)       (133,000)
      Increase in valuation allowance                   426,000       1,066,000
                                                   ------------    ------------
                                                   $        -0-    $        -0-
                                                   ============    ============

7. CAPITAL LEASE OBLIGATION

The Company has entered into a capital lease for certain office equipment. Obligations under the capital lease have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments, discounted at an interest rate of 12%.

Future minimum payments under capital lease obligation are as follows at December 31, 2004:

      Fiscal Year                                                Amount
      --------------------------------------------------------------------------
      2005                                                    $     17,280
      2006                                                          17,280
      2007                                                           8,640
                                                              ------------

      Total future payments                                         43,200
      Less amount representing interest                              6,037
                                                              ------------

      Present value of future payments                              37,163
      Less current portion                                          13,550
                                                              ------------
                                                              $     23,613
                                                              ============

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

8.  EQUITY TRANSACTIONS

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

Conversion of Preferred Stock: In fiscal 2004, all the outstanding shares of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were converted by Stanford into an aggregate of 7,190,171 Common Stock shares.

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

Effective August 4, 2004, the Company issued 225,000 shares of its common stock to American Capital Ventures, Inc. in consideration for investor relations services. Under an amended and restated investor relations agreement with American Capital Ventures, Inc., American Capital Venture is required to provide the Company with investor relations services for a period of 18 months in consideration of 225,000 shares of common stock. The Company has also agreed to pay American Capital Ventures $12,000 per month for the term of the agreement. The shares were recorded at their fair value of $2,250 and charged to consulting expense.

Warrants Issued and Exercised: As additional consideration for Stanford entering into the loan and security agreement with HQS on July 6, 2004, the Company agreed to issue warrants to purchase up to an aggregate of 720,000 shares of the Company's common stock $0.001 par value per share at an exercise price of $0.001 per share. Stanford has assigned 360,000 of the warrants to four of its employees pursuant to a warrant assignment agreement. All the warrants have been exercised. The warrants were recorded at their fair value of $6,600 and charged against paid in capital and charged as interest expense.

9. CONTINGENCIES

Operating Leases: The Company leases its office space in Tampa, Florida. Rent expense totaled $244,035 and $187,007 for the years ended December 31, 2004 and 2003 and is included in general and administrative expenses in the accompanying consolidated financial statements. The Company also leases certain pieces of office and communication equipment as well as a co-location site for its application and data base servers. The Company's lease for its office space has a duration through January 31, 2009 with monthly payments approximating $20,000.

Future minimum annual payments under all lease agreements are as follows:

      2005                                                    $    348,833
      2006                                                    $    321,072
      2007                                                    $    299,915
      2008                                                    $    279,266
      2009                                                    $     23,786

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


9. CONTINGENCIES - CONTINUED

Legal Proceedings: There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of management's knowledge, no such actions against the Company are contemplated or threatened.

10. EMPLOYEE SAVINGS PLANS

The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the maximum amount allowed by law. Currently the Company does not match participants' contributions, but may at a future date.

11.  STOCK BASED COMPENSATION

On July 6, 2004, the Company's Board of Directors unanimously voted to authorize that incentive stock options to purchase an aggregate of 485,000 shares of the Company's common stock be granted employees under the 2003 Management and Director Equity Incentive and Compensation Plan ("the Plan"). In addition, 67,000 options were granted under the Plan on August 3, 2004. All options shall have an exercise price of $1.00 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2004, with the unexercised portion of such respective options to expire June 1, 2009 or should the employee leave the employ of the Company. On August 3, 2004, 25,500 of the options were cancelled.

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

During the first quarter of 2003, the Company adopted, effective January 1, 2003, the provision of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 which require pro forma disclosure of net income and earnings per share as if fair value method of accounting had been applied.

                                                                Year Ended          Year Ended
                                                             December 31, 2004   December 31, 2003
                                                               ------------        ------------
Net loss (as reported)                                         $ (1,124,668)       $ (2,757,086)

Deduct: Total stock based compensation expense determined
under the fair value based method for all awards granted
modified or settled during the period, net of related taxes              --                  --
                                                               ------------        ------------

Pro forma net loss                                             $ (1,124,668)       $ (2,757,086)
                                                               ============        ============
Basic, as reported                                             $       (.17)       $      (1.14)
==================                                             ============        ============
Basic, pro forma                                               $       (.17)       $      (1.14)
================                                               ============        ============

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


12. CONCENTRATIONS

Cash: The Company maintains cash balances with commercial financial institutions which at times, may exceed the FDIC insured limits of $100,000. Management has placed these funds in high quality institutions in order to minimize the risk.

Accounts Receivable: The Company's largest customer represents 34.1% and 28.3% of the Company's accounts receivable at December 31, 2004 and December 31,2003 respectively.

Revenue: The Company's largest customer accounted for 31.7% and 28.5% of the Company's revenue for the years ended December 31, 2004 and December 31, 2003 respectively.

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

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

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

      NAME                       AGE               POSITION
      ----                       ---               --------

      B. M. Milvain               68               President and Director

      Steven Katz                 57               Director

      Batsheva Schreiber          58               Director

      Susan Baxter Gibson         47               Principal Financial Officer

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

      Susan Baxter Gibson is our Vice President and Chief Financial Officer. She served as a Branch Manager of Advanced Home Care, a home health, infusion and durable medical provider, from January 2001 through September 2003. From February 1999 to January 2001, she was a financial consultant with Dixon Odom P.L.C. from February 1998 to January 1999; Ms. Gibson was Chief Financial Officer of Baptist Hospital Home Care, a subsidiary of the Wake Forest University Medical Center. While she was there she also served as Interim Agency Director. From June 1992 to February 1998. Mrs. Gibson was the Chief Financial Officer/Vice President Finance at the Visiting Nurse Association of the Treasure Coast. Susan's experience includes budgeting, creating internal policies and procedures, home health care financial and operational management and strategic planning. Prior to serving at the Visiting Nurse Association of the Treasure Coast, she was with Greenwich International and Edwards & Curtis, certified public accountants. Mrs. Gibson holds a Bachelor of Business Administration in Accounting (1992) and a Masters of Business Administration degree from the University of Central Florida (1997). She is a CPA (North Carolina).

COMMITTEES OF THE BOARD OF DIRECTORS

      Audit Committee

      The Audit Committee, which currently consists of Steven Katz and Batsheva Schreiber, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Mr. Katz is considered by us to be a "financial expert." The Audit Committee also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The Company's board of directors has adopted a written Charter of the Audit Committee. Ms. Schreiber, a member of the Audit Committee, is deemed independent, as defined in the National Association of Securities Dealers' listing standards. The Audit Committee met on four occasions during the year ended December 31, 2004.

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

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Form, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2004.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table shows, for the year ended December 31, 2002, December 31, 2003 and December 31, 2004, the cash and other compensation paid to our President, Chief Executive Officer and each other executive officer whose annual compensation was $100,000 or more.

                                                     Annual Compensation                        Long Term Compensation
                                                     -------------------                        ----------------------

                                                                        Other         Restricted    Securities      All Other
                                            Salary       Bonus      Compensation     Stock Awards   Underlying     Compensation
Name and Principal Position       Year       (US$)       (US$)          (US$)           (US$)         Options         (US$)
---------------------------       ----       -----       -----          -----           -----         -------         -----
B. M. Milvain, President and      2004      150,000        0              0           $150.00(1)      150,000           0
Chief Executive Officer(2)        2003      150,000        0              0               0              0              0
                                  2002      150,000        0              0               0              0              0

Susan Baxter Gibson Chief         2004      100,000        0              0               0            60,000           0
Financial Officer                 2003       27,693        0              0               0              0              0

      (1) Effective July 6, 2004, we granted B.M. Milvain 150,000 shares of our common stock under a restricted stock agreement. If on any date prior to June 1, 2010 we file audited financial statements with the SEC for a calendar year that sets forth both, $10,000,000 or more of revenues and $2,000,000 or more in operating income, Mr. Milvain shall receive these shares.

      (2)   Appointed to serve as president effective October 24, 2002.

STOCK OPTIONS GRANTED IN 2004

      The following table summarizes options to purchase shares of our common stock that we granted during the twelve months ended December 31, 2004 to each of the executive officers identified in the summary compensation table above.

--------------------------------------------------------------------------------------------------------------------------
           NAME              NUMBER OF SECURITIES       PERCENT OF TOTAL         EXERCISE PRICE(S)         EXPIRATION DATE
                              UNDERLYING OPTIONS       OPTIONS GRANTED TO            ($/SHARE)
                                    GRANTED             EMPLOYEES IN 2004
--------------------------------------------------------------------------------------------------------------------------
Brian M. Milvain                    150,000                    28%                     $1.00                  June 2010
--------------------------------------------------------------------------------------------------------------------------
Susan Baxter Gibson                 60,000                     11%                     $1.00                  June 2009
--------------------------------------------------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR-END OPTION VALUE TABLE

-------------------------------------------------------------------------------------------------------------------------------
          Name                Shares          Value           Number of Unexercised Securities          Value of Unexercised
                            Acquired on    Realized ($)    Underlying Options at Fiscal Year End       In-the-Money Options at
                             Exercise                            Exercisable/Unexercisable                 Fiscal Year End
                                                                                                      Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Brian M. Milvain                 0             N/A                     37,500/112,500                            0/0
-------------------------------------------------------------------------------------------------------------------------------
Susan Baxter Gibson              0             N/A                     15,000/45,000                             0/0
-------------------------------------------------------------------------------------------------------------------------------

LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

      The following table summarizes long term incentive awards that were made during the twelve months ended December 31, 2004 to each of the executive officers identified in the summary compensation table above.

----------------------------------------------------------------------------------------------------------------------------
                                       Number            Performance                 Estimated Future Payouts Under
                                     Of Shares,           Or Other                    Non-Stock Price-Based Plans
                                      Units or          Period Until         -----------------------------------------------
                                    Other Rights         Maturation
             Name                       (#)               Or Payout
----------------------------------------------------------------------------------------------------------------------------
                                                                              Threshold           Target           Maximum
                                                                              ($ or #)           ($ or #)         ($ or #)
----------------------------------------------------------------------------------------------------------------------------
Brian M. Milvain                      150,000           June 1, 2010             (1)               (1)               (1)
----------------------------------------------------------------------------------------------------------------------------
Susan Baxter Gibson                      0                    -                   -                 -                 -
----------------------------------------------------------------------------------------------------------------------------

      (1) Effective July 6, 2004, we granted B.M. Milvain 150,000 shares of our common stock under a restricted stock agreement. If on any date prior to June 1, 2010 we file audited financial statements with the SEC for a calendar year that sets forth both $10,000,000 or more of revenues and $2,000,000 or more in operating income, Mr. Milvain shall receive these shares.


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

      Effective July 6, 2004, we issued an aggregate of 485,000 incentive stock options under the Plan to 44 employees of our company. In addition, we issued non-qualified stock options to purchase 150,000 shares of our common stock under the Plan to B.M. Milvain. We issued an additional 67,000 options to 14 employees on August 3, 2004. On August 3, 2004 we also cancelled 25,500 options issued on July 6, 2004 for employees that had terminated employment with HQS. These options have been returned to the option pool. All options have an exercise price of $1.00 per share and vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment by our company subsequent to January 1, 2004. The options terminate upon the earlier of June 1, 2009 or as provided under the Plan. Effective July 6, 2004, we granted B.M. Milvain 150,000 shares of our common stock under a restricted stock agreement pursuant to the Plan. If on any date prior to June 1, 2010 we file audited financial statements with the SEC for a calendar year that sets forth both $10,000,000 or more of revenues and $2,000,000 or more in operating income, Mr. Milvain shall receive these shares.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      As of December 31, 2004, there were 11,046,780 shares of our common stock issued and outstanding. The following table sets forth, as of the close of business on December 31, 2004, (1) the name and number of shares of each person known by us to be the beneficial owner of more than 5% of the class of stock; and (2) the number of shares of these securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days of the date of the filing of this report. Unless otherwise indicated, the address for each person is 405 Reo Street, Suite 300, Tampa, Florida 33609.

                                         SHARES                   PERCENT OF
NAME                               BENEFICIALLY OWNED         SHARES OUTSTANDING
----                               ------------------         ------------------

Stanford Venture Capital
   Holdings, Inc. (1)                     8,978,177                    82.0%
B. M. Milvain                               251,382(2)                  2.3%
Steven Katz                                       0                       0%
Batsheva Schreiber                                0                       0%
Susan Baxter Gibson                          15,000(3)                     *

All executive officers and
directors as a group
(4 persons)                                 266,382                     2.4%
------------

*     Less than 1%

(1) Beneficial shareholder is R. Allen Stanford. Business address is 5050 Westheimer Road, Houston, Texas 77056.

(2) Includes 150,000 shares of common stock subject to a restricted stock agreement and 37,500 shares of common stock underlying underlying options exercisable at $1.00 per share

(3) Includes 15,000 shares of common stock underlying options exercisable at $1.00 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

      The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of December 31, 2004:

                                                                                           Number of securities
                                       Number of securities                               remaining available for
                                         to be issued upon         Weighted-average        future issuance under
                                            exercise of            exercise price of        equity compensation
                                       outstanding options,      outstanding options,   plans (excluding securities
                                        warrants and rights       warrants and rights     reflected in 1st column
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security holders                  676,500                   $1.00                 323,500

Equity compensation plans not
   approved by security holders                  None                      N/A                   N/A

       Total                                     676,500                   $1.00                 323,500

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

      As of March 15, 2005, we had borrowed $1,050,000 and the balance of $550,000 was available to us. Previously, certain draws under the loan and security agreement were subject to our achieving adjusted consolidated EBITDA; however, Stanford subsequently waived the requirement.

      Additionally, as consideration for entering into the loan and security agreement, Stanford received warrants to purchase an aggregate of 720,000 shares of our common stock. The exercise price of the warrants is $0.001 per share and the warrants expire on June 30, 2009. Stanford has assigned 360,000 warrants to four of its employees pursuant to a warrant assignment agreement. We registered the shares of common stock underlying the warrants pursuant to a registration rights agreement. The warrants issued to the employees were exercised on August 12, 2004 and the warrants issued to Stanford were exercised on September 8, 2004.

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-KSB.

EXHIBIT NO.    DESCRIPTION OF DOCUMENT
-----------    -----------------------

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

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Auditors.

Year ended December 31, 2004

      Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 was $26,000.

      Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2004 were $17,000.

      Tax Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the preparation of our tax return for the year ended December 31, 2004 were $5,000.

      All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2004 was $18,900 for expenses related to our Form SB-2 registration statement.

Year ended December 13, 2003

      Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2003 and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2002 was $31,000.

      Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2003 were $17,000.

      Tax Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the preparation of our tax return for the year ended December 31, 2003 were $5,000.

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

Dated March 28, 2005

                                        HEALTH SYSTEMS SOLUTIONS, INC.


                                        /s/ B. M. Milvain
                                        -----------------------------------
                                        B. M. Milvain, President
                                        Chief Executive Officer
                                        (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 28, 2005.

SIGNATURE                               TITLE


/s/ B. M. Milvain                       Principal Executive Officer,
---------------------------             President and Director
B. M. Milvain


/s/ Susan Baxter Gibson                 Principal Financial Officer
---------------------------
Susan Baxter Gibson


/s/ Steven Katz                         Director
---------------------------
Steven Katz


/s/ Batsheva Schreiber                  Director
---------------------------
Batsheva Schreiber