Form 10KSB/A
period 2004-12-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2005-04-06
CIK 1093913

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Health Systems Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Health Systems Solutions, Inc. as of December 31, 2004 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2004 and December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Systems Solutions, Inc. as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                           /s/ Sherb & Co., LLP
                                               ----------------------------
                                               Sherb & Co., LLP
                                               Certified Public Accountants

New York, New York
March 18, 2005

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