Form 10QSB
period 2005-03-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2005-05-09
CIK 1093913

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,046,780 shares of Common Stock as of March 31, 2005.


Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                         HEALTH SYSTEMS SOLUTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I          FINANCIAL INFORMATION.........................................1
   Item 1.      Consolidated Financial Statements.............................1
                Balance Sheet...............................................F-1
                Statements of Operations....................................F-2
                Statements of Cash Flows....................................F-3
                Notes to the Financial Statements ..........................F-4
   Item 2.      Management's Discussion and Analysis or Plan of Operation.....2
   Item 3.      Controls and Procedures......................................13

PART II         OTHER INFORMATION............................................13
   Item 1.      Legal Proceedings............................................13
   Item 2.      Unregistered Sales of Equity Securities and use of Proceeds..13
   Item 3.      Defaults Upon Senior Securities..............................14
   Item 4.      Submission of Matters to a Vote of Security Holders..........14
   Item 5.      Other Information............................................14
   Item 6.      Exhibits.....................................................14

SIGNATURES      .............................................................17

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements



                         HEALTH SYSTEMS SOLUTIONS, INC.
                              FINANCIAL STATEMENTS
                                 March 31, 2005

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

                                     ASSETS
Current assets:
    Cash                                                            $    183,489
    Accounts receivable, net of allowance for doubtful accounts
      of $5,000                                                          440,143
    Prepaids and other current assets                                     76,054
                                                                    ------------

      Total current assets                                               699,686

Property and equipment, net of accumulated depreciation
    and amortization of $288,579                                         277,955

Software development costs, net of accumulated amortization
    of $1,229,383                                                        442,766

Security deposits                                                         23,484

                                                                    ------------
                                                                    $  1,443,891
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current portion of capital lease obligation                     $     13,960
    Accounts payable                                                      58,284
    Accrued expenses                                                     178,535
    Deferred revenue                                                     191,939
                                                                    ------------

      Total current liabilities                                          442,718

Capital lease obligation, net of current portion                          19,966

Loans payable                                                          1,050,000
                                                                    ------------

                                                                       1,512,684
                                                                    ------------

Stockholders' Deficit
    Common Stock; $.001 par value; 150,000,000 shares authorized;
      11,046,780 shares issued and outstanding                            11,047
    Additional paid-in capital                                        12,395,184
    Accumulated deficit                                              (12,475,024)
                                                                    ------------

      Total Stockholders' Deficit                                        (68,793)
                                                                    ------------

                                                                    $  1,443,891
                                                                    ============


See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                             Three Months Ended
                                                       ------------------------------
                                                       March 31, 2005  March 31, 2004
                                                        ------------    ------------
Net sales                                               $    959,105    $    815,623
Cost of sales                                                425,183         417,009
                                                        ------------    ------------

    Gross profit                                             533,922         398,614
                                                        ------------    ------------

Operating expenses
    Selling and marketing                                    184,563         281,298
    Research and development                                 159,456         136,713
    General and administrative                               315,326         329,658
    Depreciation and amortization                             42,627          33,941
    Interest                                                  22,083           1,447
                                                        ------------    ------------

    Total  operating expenses                                724,055         783,057
                                                        ------------    ------------

Net loss                                                $   (190,133)   $   (384,443)
                                                        ============    ============

Basic and diluted net loss per share                    $      (0.02)   $      (0.14)
                                                        ============    ============

Basic and diluted weighted average shares outstanding     11,046,780       2,761,609
                                                        ============    ============

See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                  --------------------------------
                                                                                  March 31, 2005    March 31, 2004
                                                                                  --------------    --------------
Cash flows from operating activities:

    Net loss                                                                      $     (190,133)   $     (384,443)

    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property and equipment                             42,627            33,941
      Amortization of software development costs                                         138,064           129,064
    Changes in operating assets and liabilities:
      Accounts receivable                                                                 15,297           (29,084)
      Royalties and referral fees receivable                                                (750)          (11,300)
      Prepaid expenses and other current assets                                           (3,055)           18,439
      Security deposits                                                                     (500)               --
      Accounts payable                                                                   (10,183)           11,221
      Accrued expenses                                                                     4,901            28,455
      Deferrred revenue                                                                  (49,813)          170,277
      Customer deposits                                                                       --            (1,461)
                                                                                  --------------    --------------

Net cash used in operating activities                                                    (53,545)          (34,891)
                                                                                  --------------    --------------

Cash flow from investing activities:
    Purchase of property and equipment                                                   (17,233)          (15,208)
    Increase in software development costs                                               (42,717)          (27,035)
                                                                                  --------------    --------------

Net cash used in investing activities                                                    (59,950)          (42,243)
                                                                                  --------------    --------------

Cash flow from financing activities:
    Repayment of capital lease obligation                                                 (3,237)           (2,873)
                                                                                  --------------    --------------

Net cash used in financing activities                                                     (3,237)           (2,873)
                                                                                  --------------    --------------

Decrease in cash                                                                        (116,732)          (80,007)

Cash, beginning of period                                                                300,221           171,728
                                                                                  --------------    --------------

Cash, end of period                                                               $      183,489    $       91,721
                                                                                  ==============    ==============

Cash paid during the period for interest expense                                  $       22,083    $        1,447
                                                                                  ==============    ==============

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The results of operations for the three-months ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2005.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation: On March 28, 2005, the Company's Board of Directors unanimously voted to grant incentive stock options to purchase an aggregate of 99,000 shares of the Company's common stock to five employees under the 2003 Management and Director Equity Incentive and Compensation Plan ("the Plan"). Such options shall have an exercise price of $1.75 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2005, with the unexercised portion of such respective options to expire June 1, 2010 or should the employee leave the employ of the Company. Further, on March 28, 2005, 71,500 previously issued options were cancelled. The unissued stock option balance under the Plan as of March 31, 2005 is 296,000.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2005

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

                                                                    Three Months Ended
                                                              -------------------------------
                                                              March 31, 2005   March 31, 2004
                                                              --------------   --------------
Net loss (as reported)                                        $     (190,133)  $     (384,443)

Deduct:  Total stock based compensation expense determined
under the fair value based method for all awards granted
modified or settled during the period, net of related taxes               --               --
                                                              --------------   --------------

Pro forma net loss                                            $     (190,133)  $     (384,443)
                                                              ==============   ==============
Basic, as reported                                            $         (.02)  $         (.14)
                                                              ==============   ==============
Basic, pro forma                                              $         (.02)  $         (.14)
                                                              ==============   ==============



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


                                 MARCH 31, 2005

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


NOTE 4 - LOAN AND SECURITY AGREEMENT


On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford Venture Capital Holdings, Inc., the majority stockholder of the Company. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of the Company and HQS and a corporate guaranty of the Company that has been executed in favor of Stanford. Through March 31, 2005, HQS has borrowed $1,050,000 against the loan and security agreement leaving an availability of remaining funds of $550,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

      The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated the information below reflects our July 6, 2004 reverse stock split as if effectuated on January 1, 2004.

Forward-Looking Statements

      This Management's Discussion and Analysis or Plan of Operation contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below and in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-KSB, 10-QSB, and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

      o     Improve the quality of patient outcomes; and

      o     Minimize regulatory compliance risk.

      Our products address the issues of measuring quality of care while simultaneously reducing cost, improving patient outcomes and minimizing compliance risk. Effective management of home health agencies requires accurate collection of many data elements and using this data to determine the reimbursement for the care provided and to measure and improve the quality of the care delivered. Our services offer cost-effective, accurate and automated methods of improving the quality of the data collected and enable our customers to use the data to provide daily reports that identify anomalies in clinical observations, identify profit or loss potential for an episode of care, assist with managing regulatory compliance risk and performing benchmark observations about the data against our national database of over 1 million episodes of care.

      We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of March 31, 2005, we had 92 customers in 36 states with 377 sites using one or more of our programs. During March 2005, our customers made over 61,000 patient clinical assessments using our programs.

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

      Beginning in 1998, our predecessor businesses used the OASIS Data to provide to some of its home health agency ("HHA") customers quarterly clinical performance benchmarking services. In addition, our predecessor businesses transmitted OASIS Data to state agencies as required under the Medicare regulations and to the Joint Commission on Accreditation of Healthcare Organizations as required under that organization's accreditation procedures. Charges for these services were on a subscription basis. HHA could pay the subscription fee annually in advance and obtain a discount from standard pricing. Revenue for customers paying up front was categorized as deferred and was earned over the course of the ensuing contract period, typically 12 months.

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

      From February 2003 through June 2003, we rolled-out our new transaction-based pricing services to 45 sites of Amedisys, Inc., a publicly-traded HHA, doubling our transaction-based volume from 10,000 to 20,000 per month. Simultaneously, we marketed these new services to our existing subscription customers. Those incumbent customers that accepted the new services changed from a subscription basis to the new transaction basis. Where the customer would not agree to move up to the new services, the majority of these customers were dropped. Though the majority of these dropped customers were small single site agencies, one customer that used only our PPS Trans (subscription) services submitted over 100,000 assessments per year for processing. As this customer generated substantial negative gross margin, eliminating it from the statistics not only increased the average charge per transaction but improved the gross margin. Currently at March 31, 2005, approximately 17% of our customers remain on a subscription basis. Due to their small size we do not anticipate converting these customers to transaction basis, but they will remain as subscription based customers.

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

Evaluation of Company Performance and Financial Condition

      Since our operations and administrative staffing levels and fixed expenses are relatively stable, the principle factor our management analyzes in evaluating our performance is changes in our principal sources of revenue. Management therefore focuses primarily on the volume of transaction sites added and the number of transactions processed in each fiscal period to evaluate our performance. To a lesser extent, management evaluates the efficiency of our operation and our staffing levels by reviewing changes in our revenue per employee (which is determined by dividing revenue during a period by the weighted overage headcount). To evaluate the effectiveness of our finance department and the strength of our financial position, management reviews our days of sales outstanding for each period.

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

Research and Development

      In 2004, we initiated development projects to produce new and enhanced products. The first product will be introduced in mid 2005 with others to follow over the balance of the year. These products will not add material revenue during 2005. Development of the underlying software will be produced with existing staff. Other research and development expenses associated with these products is not material and will increase slightly to cover costs related to short term software development contractors or consultants that will be used in the development cycle. During the period we will add an additional software developer.

Revenue Recognition

      We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Currently, we primarily employ a web-based application service provider model to deliver our services to our home healthcare customers. In instances where the customer specifies final acceptance of the system or service, we defer revenue until all acceptance criteria have been met. We price these services primarily on a transaction fee basis (calculated based upon the number of patient clinical assessments made by a customer during a period) and, to a lesser extent, on a subscription fee basis. Clinical assessments, which are mandated by Medicare, require Home Health Care Agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge. Our products PPS collect, editor, executive, dashboard, trans, outcomes and oasis auditor all assist in the collection of assessment data and are all charged on a transaction or subscription basis. We earn the revenues from subscriptions ratably over the period of the respective agreement, generally one year. We record cash payments received in advance or at beginning of a contract as deferred revenue. We recognize transaction fee based revenues in the period the transaction is processed. Implementation, consultation, training and customer support services are charged to customers on fee basis usually based upon time spent. We recognize implementation fees in the month that the customer goes live and we recognize training and advisory service revenue in the month that the service is performed.

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

Software Development Costs

      We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation state activities are expenses as incurred. Our policy provides for the capitalization of certain payroll and payroll related costs of employees who are directly associated with developing or obtaining internal use software. Capitalized personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratable amortized using the straight line method, over the estimated useful lives of the related applications of three years. We make on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value. We write off the amount that the unamortized software development cost exceeds net realizable value.

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

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

------------------------------------------------------------------
                                        Three Months Ended
                                        ------------------
                                             March 31,
                                             ---------
------------------------------------------------------------------
                                        2004         2005
                                      ---------    --------
------------------------------------------------------------------
Net sales ......................        100%         100%
------------------------------------------------------------------
Cost of sales ..................         51           44
------------------------------------------------------------------

------------------------------------------------------------------
Gross profit ...................         49           56
------------------------------------------------------------------

------------------------------------------------------------------
Operating expenses:
------------------------------------------------------------------
   Selling and marketing .......         34           19
------------------------------------------------------------------
   Research and development ....         17           17
------------------------------------------------------------------
   General and administrative ..         41           34
------------------------------------------------------------------
   Depreciation and amortization          4            4
------------------------------------------------------------------
Interest .......................          0            2
------------------------------------------------------------------

------------------------------------------------------------------
Total operating expenses .......         96           76
------------------------------------------------------------------

------------------------------------------------------------------
Net income (loss) ..............        (47)         (20)
------------------------------------------------------------------

The following table sets forth certain statistical data for each of the periods indicated.

                                Statistical Data

---------------------------------------------------------------------------
                                                Three Months Ended
                                                ------------------
                                                     March 31,
                                                     ---------
---------------------------------------------------------------------------
                                                 2004       2005
                                                 ----       ----
---------------------------------------------------------------------------

---------------------------------------------------------------------------
Total customers (weighted average) .......        101         93
---------------------------------------------------------------------------
Total customers (end of period) ..........         98         92
---------------------------------------------------------------------------
Total sites  (weighted average) ..........        332        372
---------------------------------------------------------------------------
Total sites (end of period) ..............        338        377
---------------------------------------------------------------------------
Total assessments ........................    148,193    173,961
---------------------------------------------------------------------------

---------------------------------------------------------------------------
Transaction customers (weighted average) .         77         77
---------------------------------------------------------------------------
Transaction customers (end of period) ....         75         76
---------------------------------------------------------------------------
Transaction sites (weighted average) .....        301        355
---------------------------------------------------------------------------
Transaction sites (end of period) ........        309        360
---------------------------------------------------------------------------
Transactions assessments .................    142,985    169,276
---------------------------------------------------------------------------
Transaction revenues .....................   $674,571   $907,137
---------------------------------------------------------------------------
Average charge per transaction ...........   $   4.72   $   5.36
---------------------------------------------------------------------------

---------------------------------------------------------------------------
Subscription customers (weighted average)          25         16
---------------------------------------------------------------------------
Subscription customers (end of period) ...         23         16
---------------------------------------------------------------------------
Subscription sites (weighted average) ....         30         17
---------------------------------------------------------------------------
Subscription sites (end of month) ........         29         17
---------------------------------------------------------------------------
Subscription assessments .................      5,208      4,685
---------------------------------------------------------------------------
Subscription revenue .....................   $ 82,788   $ 14,616
---------------------------------------------------------------------------
Training revenue .........................   $ 35,775   $ 12,528
---------------------------------------------------------------------------
Implementation & Setup Revenue ...........   $ 11,000   $ 13,475
---------------------------------------------------------------------------
Other Revenue ............................   $ 11,488   $ 11,348
---------------------------------------------------------------------------
Weighted average headcount ...............         43         45
---------------------------------------------------------------------------
Days sales outstanding ...................         53         42
---------------------------------------------------------------------------

      Net sales increased $143,482 or 18% for the three months ended March 31, 2005 to $959,105 compared to $815,623 during the same period in 2004. This increase resulted primarily from price increases and an increase in assessment transaction volume from existing customers.

      The largest contributor to our revenue growth during the period arose from the increase in our transaction based revenue. Our average charge per transaction increased 14% to $5.36 during the three months ended March 31, 2005, from $4.72 during the three months ending March 31, 2004, and the number of transactions processed increased 18% to 169,276 during the three months ended March 31, 2005 from 142,985 during the three months ended March 31, 2004. Revenues for these transactions increased 34% from the same period last year to $907,137 from $674,571. This $232,566 increase in our transaction revenue is comprised of a 53% increase attributed to increased volume and 47%of the increase is attributed to price increases. The price increase is primarily due to an increase in our transaction prices as of February 2003. As customers renewed services prices were increased. The number of transaction based customers increased 1% to 76 customers at March 31, 2005 compared to 75 customers at March 31, 2004. During the quarter ending March 31, 2005, the number of transaction based sites increased 17% to 360 from 309 at March 31, 2004 and the number of subscription based sites decreased 41% to 17 from 29 at March 31, 2004.

      In late 2002, a regulatory change by the Joint Commission on Healthcare Accreditation Organization (JCAHO) discontinued a reporting requirement for accredited home care organizations. These modifications no longer required participation with a listed performance measurement system. The JCAHO encourages home care organizations to continue participating with a listed performance measurement system, but gave home care providers the option to use OASIS Based Quality Indicators (OBQI) and OASIS Based Quality Measures (OBQM) data and reports with JCAHO. This option uses the same data to satisfy both Federal performance data reporting requirements and ORYX benchmarking requirements and the OBQI and OBQM data is provided to the home care provider by CMS at no charge. Certain subscription based, small, single-site customers chose not to participate in the new transaction revenue model or other of our products and services. Though some of our HHA customers were converted to the new transaction based pricing approximately 20 HHA or 50% chose to stop participation in the JCAHO accreditation program and terminated services with our company. This regulatory change resulted in a 82% decrease in subscription revenue to $14,617 during the three months ended March 31, 2005, from $82,788 during the three months ended March 31, 2004. The number of subscription customers decreased 30% to 16 at March 31, 2005 from 23 at March 31, 2004. Although the number of total customers of the company (transaction and subscription) decreased, the weighted average revenue per customer increased 28% to $10,313 during the three months ended March 31, 2005 compared to $8,075 during the three months ended March 31, 2004, as a result of the migration of our business towards the transaction based model.

      Cost of sales for the three months ended March 31, 2005 was $425,183 or 44% of revenues as compared to $417,009 or 51% of revenues for the three months ended March 31, 2004. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, our implementation department and our training and education department. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, assessments forms, depreciation expense for our internally developed software, hosted data center expense and shipping.

The $8,174 or 2% increase in the cost of sales was attributed primarily to an increased staffing in our customer service, training and education departments to support the increased customer volume resulting in an increase of $1,078 in salaries and related expenses, increase in travel of $5,349, and an increase in depreciation expense for our internally developed software expense of $9,000. These increases are partially offset by a decrease in professional fees of $7,696 resulting from a decrease in the use of temporary help.

      Total operating expenses totaled $724,055 for the three months ended March 31, 2005 compared to $783,057 for the three months ended March 31, 2004, a decrease in operating expenses of $59,002 or 8%.

      Operating expenses were comprised of:

      Selling and marketing expense totaled $184,563 for the three months ended March 31, 2005 compared to $281,298 for the three months ended March 31, 2004, resulting in a decrease in selling and marketing expense of $96,735 or 34%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the decrease in selling and marketing expense is attributed to the decrease in salaries and related expenses of $77,251 due to the decrease in sales and sales support staff. Commissions decreased $8,730 or 37% due to a change in our commission plan, which increased the percentage of commissions paid on new sales but reduced the commission on renewals of HQS services. Marketing and promotion decreased $18,168 or 57% due to a decrease in marketing expenditures and communication expense decreased $1,500 or 30% due to decreased use of conference calling and telephone expense. These decreases were partially offset by an increase in professional fees of 8,953 due to the use of an outside consultant.

      Research and development expense was $159,456 for the three months ended March 31, 2005 as compared to $136,713 for the three months ended March 31, 2004, resulting in an increase of $22,743 or 17%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies. The 17% increase in expense is primarily due to the increase of $8,263 in salaries and related expenses and an increase of $15,800 for outside services due primarily to fees for outside contractors.

      General and administration expense was $315,326 for the three months ended March 31, 2005 and $329,658 for the three months ended March 31, 2004, a decrease of $14,332 or 4%. Included in our general and administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in general and administration are corporate costs such as, but not limited to, legal and accounting, utilities, rent, office supplies and office equipment The principal reason for the decrease is a decrease in salaries and related expenses of $49,289 due to a reduction in staffing, a decrease in travel expense of $11,271 and a decrease in communications expense of $7,870. These decreases are partially offset with an increase in outside services of $57,440 due to professional fees for investor relations and legal and accounting fees related to our Form SB-2 registration statement.

      Depreciation expense was $42,627 for the three months ended March 31, 2005 and $33,941 for the three months ended March 31, 2004, an increase of $8,686 or 26%. The principal reason for the increase in depreciation expense of $8,686 is due to the acquisition of computer equipment and computer software.

      Interest expense was $22,083 for the three months ended March 31, 2005 and $1,447 for the three months ended March 31, 2004, an increase of $20,636. The principal reason for this increase is that since July 6, 2004, $1,050,000 has been drawn against under a loan and security agreement at an interest rate of 8%.

      The weighted average head count for the three month period ending March 31, 2005 was 45 and for the three months ended March 31, 2004 it was 43, resulting in an increase of 2 or 5% in the average headcount. Revenue per employee for the three months ended March 31, 2005 was $21,313 compared to $18,968 for the three months ended March 31, 2004 resulting in an increase of $2,345 per employee or 12%. The increase was due to the increase in transaction assessment volume of 26,291 for the three months ended March 31, 2005 compared to the three month period ended March 31, 2004. These additional 26,291 assessments or 18% increase in assessments were processed with an addition of 2 staff members or a 5% increase. The average price per transaction assessment increased to $5.36 for the three months ending March 31, 2005 compared to $4.72 for the three months ending March 31, 2004. This increase in price per transaction assessment, increase transaction volume and only a 5% increase in our number of employees has increased our profit margin per assessment. Management believes that the increase in revenue per employee from prior periods indicates that operations continue positive growth. We anticipate revenue per assessment will continue to increase as our revenue from current products increase since we have the capacity to process additional assessments with only a minimal increase in customer service staffing over the next twelve months. Our goal for revenue per employee is $100,000 of revenue annually per employee.

Liquidity and Capital Resources

      We have incurred an accumulated deficit at March 31, 2005 of $12,475,024 compared to $12,284,891 at December 31, 2004. We had working capital at March 31, 2005 of $256,968 compared to $330,507 at December 31, 2004. We have incurred net operating losses for the three months ending March 31, 2005 and the year ending December 31, 2004 of $190,133 and $1,124,668, respectively.

      In the past, our principal sources of liquidity were equity placements and more recently a loan provided by Stanford Venture Capital Holdings, Inc., our principal shareholder. As our operations have improved, our external cash requirements have decreased and our rate of collection of receivables have increased. Our principal sources of liquidity for the foreseeable future are expected to be the proceeds of our loan agreement from Stanford, under which, as of April 15, 2005, $550,000 remains available to us. Currently, our monthly negative cash flow from operations is approximately $40,000. We believe the funds available under our line of credit will be sufficient to maintain our operations over the next 12 months.

      Operating activities used $53,546 for the three months ended March 31, 2005, whereas such activities used $34,891 during the same period of 2004. Cash used by operating activities for the three months ended March 31, 2005, is primarily attributable to a net loss of $190,133, an increase in prepaid expenses of $3,055, a decrease in deferred revenue of $49,813 and a decrease in accounts payable of $10,183. These were partially offset by non cash items such as depreciation and amortization of $180,691, a decrease in accounts receivable of $15,297, an increase in accrued expenses of $4,901.

      Investing activities used $59,950 for the three months ended March 31, 2005, whereas such activities used $42,243 for the three months ended March 31, 2004. Cash used in investing activities in 2005 is attributable to purchases of property and equipment of $17,233 and capitalized software development costs of $42,717.

      Financing activities used $3,237 for the three months ended March 31, 2005, whereas such activities used $2,873 during the same period of 2004. Cash used by financing activities in 2005 is attributed to the repayment of $3,237 of capital lease obligations.

      Cash at March 31, 2005 and December 31, 2004, respectively, was $183,489 and $300,221. At March 31, 2005 we had a negative stockholders' equity of $68,793 and a positive stockholders' equity at December 31, 2004 of $121,340.

      On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of our company and HQS and a corporate guaranty that has been executed in favor of Stanford. All funds are currently available to us. Through April 15, 2005, HQS has borrowed $1,050,000 against the loan and security agreement leaving a balance of $550,000 of funds available. A final draw of $150,000 on November 15, 2004 was subject to our achieving a consolidated EBITDA. Stanford had waived the requirement.

      Accounts receivable at March 31, 2005 were $440,143 as compared to $455,440 at December 31, 2004, a decrease of approximately 3%. Days of sales outstanding were 42 days for the three months ended March 31, 2005 compared with 44 days for the year ended December 31, 2004. Our business strategy of attracting larger customers has resulted in customers who have larger financial resources and submit payment timely. Our standard contract states that payment is due within 30 days of the date of the invoice. At March 31, 2005 Amedisys, Inc accounted for 32% of the accounts receivable. As disclosed under "Risk Factors," in our December 31, 2004 10-KSB the loss of Amedisys would materially decrease our revenues. We believe that our services are an integral part of the Amedisys daily operation having a direct impact on Amedisys clinical, financial and field operations.

      Other assets at March 31, 2005 were $820,259 as compared to $936,695 at December 31, 2004. These amounts were primarily due to property and equipment of $720,721 and $841,462, respectively, which consist principally of $442,766 and

$538,113, respectively, of internally developed software. The decrease of $95,347 in internally developed software is due to $138,064 increase in accumulated depreciation and is offset by an addition of $42,717 in capitalized costs for the three months ended March 31, 2005.

      Accounts payable and accrued expenses at March 31, 2005 and December 31, 2004 were $236,819 and $242,101, respectively.

      We anticipate that cash requirements will remain at the current level for the next 12 months as we plan on continuing to utilize current resources to continue improving our infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate proceeds from the loan and security agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through March 31, 2006. As of March 31, 2005 there were no commitments for long-term capital expenditures.

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

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

      On March 28, 2005, the Company issued incentive stock options to purchase an aggregate of 99,000 shares of the Company's common stock to 5 employees under the 2003 Management and Director Equity Incentive and Compensation Plan ("the Plan"). The options are exercisable at $1.75 per share and vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2005. The options expire on the earlier of June 1, 2010 or the employee leaving the Company. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain legends restricting their transferability absent registration or applicable exemption.

      On March 28, 2005, the Company canceled 71,500 previously issued options as the option holders are no longer employed by the Company. The unissued stock option balance under the Plan at March 31, 2005 is 296,000.

Item 3. Defaults upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information.

      None.

Item 6. Exhibits.

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

      3.7   Bylaws (9)

      4.1   2003 Management and Director Equity Incentive Compensation Plan (4)

      10.1 Securities Purchase Agreement dated as of October 16, 2002, by and among the Company, certain principal shareholders of the Company and Stanford (1)

      10.2 Registration Rights Agreement dated as of October 22, 2002 among the Company, Stanford, Daniel Boger, Ronald Stein, Osvaldo Pi, William Fusselmann and Deluxe Investment Company (1)

      10.3 March 25, 2004 Amendment to Registration Rights Agreement, dated October 22, 2002, as amended (6)

      10.4 Securities Purchase Agreement (Series B Preferred Stock) dated as of April 30, 2003, among the Company and Stanford Venture Capital Holdings, Inc. (3)

      10.5 Registration Rights Agreement dated as of April 30, 2003 among the Company and Stanford Venture Capital Holdings, Inc. (3)

      10.6 March 25, 2004 Amendment to Registration Rights Agreement, dated April 30, 2003, as amended (6)

      10.7  Loan and Security Agreement dated July 6, 2004(8)

      10.8  Warrant Purchase Agreement dated July 6, 2004(8)

      10.9 Amended and Restated Investor Relations Agreement with American Capital Ventures, Inc., dated August 5, 2004 (9)

      10.10 Registration Rights Agreement dated July 6, 2004(8)

      10.11 Warrant Assignment Agreement dated July 6, 2004(8)

      10.12 Escrow Agreement with Deluxe Investment Company (9)

      10.13 Deluxe Investment Company Purchase Agreement (9)

      10.14 First Amendment to Loan and Security Agreement (9)

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


Dated: May 9, 2005

                                           HEALTH SYSTEMS SOLUTIONS, INC.


                                           By:      /s/ B. M. Milvain
                                              ---------------------------------
                                                    B. M. Milvain, President
                                                    Principal Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 9, 2005.

         SIGNATURE                            TITLE


/s/ B. M. Milvain                     President and Director
---------------------------
B. M. Milvain


/s/ Susan Baxter Gibson               Principal Financial Officer
---------------------------
Susan Baxter Gibson