Form 10QSB
period 2005-06-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2005-08-11
CIK 1093913

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

                  For the quarterly period ended June 30, 2005
                                       OR

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

Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,796,779 shares of Common Stock as of June 30, 2005.

Transitional Small Business Disclosure Form (check one): Yes [ ] No [X]

                         HEALTH SYSTEMS SOLUTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I       FINANCIAL INFORMATION..........................................   1
   Item 1.   Consolidated Financial Statements..............................   1
             Balance Sheet.................................................. F-1
             Statements of Operations....................................... F-2
             Statements of Cash Flows....................................... F-3
             Notes to the Financial Statements ............................. F-4
   Item 2.   Management's Discussion and Analysis or Plan of Operation......   2
   Item 3.   Controls and Procedures........................................  14

PART II      OTHER INFORMATION..............................................  15
   Item 1.   Legal Proceedings..............................................  15
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....  15
   Item 3.   Defaults Upon Senior Securities................................  15
   Item 4.   Submission of Matters to a Vote of Security Holders............  15
   Item 5.   Other Information..............................................  15
   Item 6.   Exhibits.......................................................  15


SIGNATURES..................................................................  18

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements





                         HEALTH SYSTEMS SOLUTIONS, INC.

                              FINANCIAL STATEMENTS

                                  June 30, 2005

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                     ASSETS

Current assets:

    Cash                                                           $     60,221
    Accounts receivable, net of allowance for doubtful accounts
      of $5,000                                                         532,101
    Prepaids and other current assets                                    66,950
                                                                   ------------

      Total current assets                                              659,272

Property and equipment, net of accumulated depreciation
    and amortization of $329,543                                        258,358

Software development costs, net of accumulated amortization
    of $1,371,444                                                       350,479

Security deposits                                                        23,484
                                                                   ------------
                                                                   $  1,291,593
                                                                   ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

    Current portion of capital lease obligation                    $     14,383
    Accounts payable                                                     28,366
    Accrued expenses                                                    171,535
    Deferred revenue                                                    139,458
                                                                   ------------

      Total current liabilities                                         353,742

Capital lease obligation, net of current portion                         16,207

Loans payable                                                         1,150,000
                                                                   ------------
                                                                      1,519,949
                                                                   ------------

Stockholders' Deficit

    Common Stock; $.001 par value; 150,000,000 shares authorized;
      10,796,779 shares issued and outstanding                           10,797
    Additional paid-in capital                                       12,395,434
    Accumulated deficit                                             (12,634,587)
                                                                   ------------
      Total Stockholders' Deficit                                      (228,356)
                                                                   ------------
                                                                   $  1,291,593
                                                                   ============

See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                                 Three Months Ended                     Six Months Ended
                                                           -------------------------------       -------------------------------
                                                           June 30, 2005     June 30, 2004       June 30, 2005     June 30, 2004
                                                           ------------       ------------       ------------       ------------
Net sales                                                  $    997,155       $    932,726       $  1,956,260       $  1,748,349
Cost of sales                                                   461,599            432,941            886,782            849,949
                                                           ------------       ------------       ------------       ------------

    Gross profit                                                535,556            499,785          1,069,478            898,400
                                                           ------------       ------------       ------------       ------------

Operating expenses

    Selling and marketing                                       181,983            235,344            366,546            516,642
    Research and development                                    167,902            142,635            327,358            279,348
    General and administrative                                  279,189            327,411            594,515            657,070
    Depreciation and amortization                                42,983             32,727             85,610             66,668
    Interest                                                     23,062              2,360             45,145              3,807
                                                           ------------       ------------       ------------       ------------

    Total  operating expenses                                   695,119            740,477          1,419,174          1,523,535
                                                           ------------       ------------       ------------       ------------

Net operating loss                                             (159,563)          (240,692)          (349,696)          (625,135)
                                                           ------------       ------------       ------------       ------------

Non-operating expenses

    Other non-recurring                                              --             29,139                 --             29,139
                                                           ------------       ------------       ------------       ------------

    Total  non-operating expenses                                    --             29,139                 --             29,139
                                                           ------------       ------------       ------------       ------------

Net loss                                                   $   (159,563)      $   (269,831)      $   (349,696)      $   (654,274)
                                                           ============       ============       ============       ============

Basic and diluted net loss per share                       $      (0.01)      $      (0.10)      $      (0.03)      $      (0.24)
                                                           ============       ============       ============       ============

Basic and diluted weighted average shares outstanding        10,903,922          2,761,600         10,974,957          2,761,600
                                                           ============       ============       ============       ============

See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                                        Six Months Ended
                                                                  -----------------------------
                                                                  June 30, 2005   June 30, 2004
                                                                   -----------     -----------
Cash flows from operating activities:

    Net loss                                                       $  (349,696)    $  (654,274)

    Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization of property and equipment           85,610          66,668
      Amortization of software development costs                       280,124         260,109
      (Gain) or loss on fixed assets disposals                             479            (421)
    Changes in operating assets and liabilities:
      Accounts receivable                                              (76,661)         43,821
      Royalties and referral fees receivable                              (300)          3,200
      Prepaid expenses and other current assets                          5,599          24,930
      Security deposits                                                   (500)             --
      Accounts payable                                                 (40,100)         64,895
      Accrued expenses                                                  (2,100)       (388,193)
      Deferrred revenue                                               (102,294)         55,802
      Customer deposits                                                     --          (1,461)
                                                                   -----------     -----------

Net cash used in operating activities                                 (199,839)       (524,924)
                                                                   -----------     -----------

Cash flow from investing activities:
    Purchase of property and equipment                                 (41,097)        (39,187)
    Increase in software development costs                             (92,491)        (53,055)
    Sale of property and equipment                                          --           1,853
                                                                   -----------     -----------

Net cash used in investing activities                                 (133,588)        (90,389)
                                                                   -----------     -----------

Cash flow from financing activities:
    Repayment of capital lease obligation                               (6,573)         (5,833)
    Proceeds from loans payable                                        100,000         700,000
                                                                   -----------     -----------

Net cash provided by financing activities                               93,427         694,167
                                                                   -----------     -----------

Decrease in cash                                                      (240,000)         78,854

Cash, beginning of period                                              300,221         171,728
                                                                   -----------     -----------

Cash, end of period                                                $    60,221     $   250,582
                                                                   ===========     ===========

Cash paid during the period for interest expense                   $    45,145     $     3,807
                                                                   ===========     ===========

See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The results of operations for the six-months ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2005.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation: On May 9, 2005, the Company's Board of Directors unanimously voted to grant incentive stock options to purchase an aggregate of 18,500 shares of the Company's common stock to four employees under the 2003 Management and Director Equity Incentive and Compensation Plan ("the Plan"). Such options shall have an exercise price of $1.95 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2005, with the unexercised portion of such respective options to expire June 1, 2010 or should the employee leave the employ of the Company. Further, on May 9, 2005, the Board of Directors unanimously voted under the Plan to grant non-qualified stock options to purchase an aggregate of 20,000 shares of common stock to the Company's two outside directors. Such options shall have an exercise price of $1.95 per share

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

and shall vest to the extent of 25% of the respective aggregate granted for each shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of board membership subsequent to May 9, 2005, with the unexercised portion of such respective options to expire June 1, 2010 or should the director leave the Board of Directors of the Company. The unissued stock option balance as of June 30, 2005 is 257,500.

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

                                                                       Six Months Ended
                                                                June 30, 2005   June 30, 2004
                                                                 -----------     -----------
Net loss (as reported)                                           $  (349,696)    $  (654,274)

Deduct:  Total stock based compensation expense determined
under the fair value based method for all awards granted
modified or settled during the period, net of related taxes            6,592              --
                                                                 -----------     -----------


Pro forma net loss                                               $  (356,288)    $  (654,274)
                                                                 ===========     ===========


Basic, as reported                                               $      (.03)    $      (.24)
                                                                 ===========     ===========


Basic, pro forma                                                 $      (.03)    $      (.24)
                                                                 ===========     ===========

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

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

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

NOTE 4 - LOAN AND SECURITY AGREEMENT

On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford Venture Capital Holdings, Inc., the majority stockholder of the Company. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of the Company and HQS and a corporate guaranty of the Company that has been executed in favor of Stanford. Through June 30, 2005, HQS has borrowed $1,150,000 against the loan and security agreement leaving an availability of remaining funds of $450,000.

NOTE 5 - STOCKHOLDERS' EQUITY

In connection with our acquisition of HQS, 250,000 shares of our common stock were issued to Deluxe Investment Company. Such shares were subject to an escrow agreement which provided, among other things, if we did not receive third party financing from sources other than Stanford on or before October 22, 2004 that the 250,000 shares of our common stock held by Deluxe would be immediately returned to our company and cancelled. As required under the escrow agreement, on November 10, 2004, we sent the escrow agent a demand for the shares. On or about May 5, 2005 the certificates representing the shares were tendered to the Company's transfer agent and cancelled. The shares are now reflected as authorized, but unissued.

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

      We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of June 30, 2005, we had 84 customers in 36 states with 381 sites operating one or more of our programs. During June 2005, our customers made over 61,000 patient clinical assessments using our programs.

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

      From February through June 2003, we rolled-out our new transaction-based pricing services to 45 sites of Amedisys, Inc., a publicly-traded Home Health Agency, doubling our transaction-based volume from 10,000 to 20,000 per month. Simultaneously, we marketed these new services to our existing subscription customers. Those incumbent customers that accepted the new services changed from a subscription basis to the new transaction basis. Where the customer would not agree to move up to the new services, the majority of these customers were dropped. Though the majority of these customers were small single site agencies, one customer that only used our subscription services (PPS Trans) submitted over 100,000 assessments per year for processing. This customer was dropped. As this customer generated substantial negative gross margin, eliminating it from the statistics not only increased the average charge per transaction but improved the gross margin. Currently at June 30, 2005, 18% of our customers remain under a subscription basis and due to their small size we do not anticipate converting these customers to a transaction basis, but they will remain as subscription based customers.

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

Evaluation of Company Performance and Financial Condition

      The principle factor our management analyzes in evaluating our performance is changes in our principal sources of revenue. As a business that provides transaction processing services based on patient assessments submitted for processing by our customers management focuses on circumstances that influence assessment volume. Management therefore focuses primarily on the volume of transaction sites added and the number of transactions processed in each fiscal period to evaluate our performance. To a lesser extent, management evaluates the efficiency of our operation and our staffing levels by reviewing changes in our revenue per employee and expenses per employee (which is determined by dividing revenue or expense during a period by the weighted overage headcount). To evaluate the effectiveness of our finance department and the strength of our financial position, management reviews our days of sales outstanding for each period.

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

Research and Development

      In 2004, we initiated development projects to produce new and enhanced products. The first product will be introduced in mid 2005 with others to follow over the balance of the year. These products will not add material revenue during 2005. Development of the underlying software will be produced with existing staff. Other research and development expenses associated with these products is not material and will increase slightly to cover costs related to short term software development contractors or consultants that will be used in the development cycle. During the period we added an additional software developer.

Revenue Recognition

      We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Currently, we primarily employ a web-based application service provider model to deliver our services to our home healthcare customers. In instances where the customer specifies final acceptance of the system or service, we defer revenue until all acceptance criteria have been met. We price these services primarily on a transaction fee basis (calculated based upon the number of patient clinical assessments made by a customer during a period) and, to a lesser extent, on a subscription fee basis. Clinical assessments, which are mandated by Medicare, require Home Health Care Agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge. Our products PPS Collect, PPS Editor, PPS Executive, PPS Dashboard, PPS Trans, PPS Outcomes and PPS Oasis Auditor all assist in the collection of assessment data and are all charged on a transaction or subscription basis. We recognize transaction fee based revenues in the period the transaction is processed. We earn the revenues from subscriptions ratably over the period of the respective agreement, generally one year. We record cash payments received in advance or at beginning of a contract as deferred revenue. Implementation, consultation, and training services are charged to customers on a fee basis usually based upon the time spent. We recognize implementation fees in the month that the customer goes live and we recognize training and advisory services revenue in the month that the service is performed.

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

Software Development Costs

      We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation state activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll related costs of employees who are directly associated with developing or obtaining internal use software. Capitalized personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratable amortized using the straight line method, over the estimated useful lives of the related applications of three years. We make on-going evaluations of the recoverability of our capitalized software by comparing the amount capitalized for each product to the estimated net realizable value. We write off the amount that the unamortized software development cost exceeds net realizable value.

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

---------------------------------------------- ----------------------------------- -----------------------------------
                                                  Three Months Ended June 30,          Six Months Ended June 30,
---------------------------------------------- ----------------------------------- -----------------------------------
                                                      2004              2005              2004              2005
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Net sales.....................................        100%              100%              100%              100%
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Cost of sales.................................         46                46                49                45
---------------------------------------------- ----------------- ----------------- ----------------- -----------------

---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Gross profit..................................         54                54                51                55
---------------------------------------------- ----------------- ----------------- ----------------- -----------------

---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Operating expenses:
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   Selling and marketing......................         26                19                29                19
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   Research and development...................         15                17                16                17
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   General and administrative.................         35                28                37                31
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
   Depreciation and amortization..............          4                 4                 4                 4
---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Interest......................................          0                 2                 0                 2
---------------------------------------------- ----------------- ----------------- ----------------- -----------------

---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Total operating expenses......................         80                70                86                73
---------------------------------------------- ----------------- ----------------- ----------------- -----------------

---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Other non reoccurring expense.................          3                 0                 2                 0
---------------------------------------------- ----------------- ----------------- ----------------- -----------------

---------------------------------------------- ----------------- ----------------- ----------------- -----------------
Net income (loss).............................        (29)              (16)              (37)              (18)
---------------------------------------------- ----------------- ----------------- ----------------- -----------------

The following table sets forth certain statistical data for each of the periods indicated.

                                Statistical Data

----------------------------------------------- ---------------------------------- -----------------------------------
                                                   Three Months Ended June 30,         Six Months Ended June 30,
----------------------------------------------- ---------------------------------- -----------------------------------
                                                       2004             2005              2004               2005
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Total customers (weighted average)............            95               87                98                90
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Total customers (end of period)...............            95               84                95                84
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Total sites  (weighted average)...............           341              380               337               376
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Total sites (end of period)...................           337              381               337               381
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Total assessments.............................       157,968          175,376           306,161           349,337
----------------------------------------------- ---------------- ----------------- ----------------- -----------------

----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Transaction customers (weighted average)......            74               71                75                74
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Transaction customers (end of period).........            74               69                74                69
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Transaction sites (weighted average)..........           321              365               311               360
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Transaction sites (end of period).............           320              366               320               366
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Transaction assessments.......................       153,132          171,007           296,117           340,283
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Transaction revenues..........................      $833,449         $950,209        $1,503,065        $1,857,346
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Average charge per transaction................         $5.44            $5.56           $5.08             $5.46
----------------------------------------------- ---------------- ----------------- ----------------- -----------------

----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Subscription customers (weighted average).....            22               16                23                16
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Subscription customers (end of period)........            21               15                21                15
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Subscription sites (weighted average).........            20               15                25                16
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Subscription sites (end of month).............            17               15                17                15
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Subscription assessments......................         4,836            4,369           10,044              9,054
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Subscription revenue..........................      $ 44,672         $ 15,311          $115,973           $29,928
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Training revenue..............................       $32,331          $13,441           $71,249           $25,969
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Implementation & setup revenue................       $17,600           $9,075           $41,900           $22,550
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Other revenue.................................        $4,674           $9,119           $16,162           $20,468
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Weighted average headcount....................            44               46                43                46
----------------------------------------------- ---------------- ----------------- ----------------- -----------------
Days sales outstanding........................            39               47                39                47
----------------------------------------------- ---------------- ----------------- ----------------- -----------------

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30,
2004

      Net sales increased $64,429 or 7% for the three months ended June 30, 2005 to $997,155 compared to $932,726 during the same period in 2004. This increase resulted primarily from price increases and increase in assessment transaction volume from existing customers. The largest contributor to our revenue growth during the period arose from the increase in our transaction based revenue. Our average charge per transaction increased 2% to $5.56 during the three months ended June 30, 2005, from $5.44 during the three months ending June 30, 2004, and the number of transactions processed increased 12% to 171,007 during the three months ended June 30, 2005 from 153,132 during the three months ended June 30, 2004. Revenues for these transactions increased 14% from the same period last year to $950,209 from $833,449, this $116,760 increase in our transaction revenue is comprised of an 83% increase attributed to increased volume and 17% of the increase is attributed to price increases. The number of transaction based customers decreased 7% to 69 customers at June 30, 2005 compared to 74 customers at June 30, 2005. During the quarter ending June 30, 2005, the number of transaction based sites increased 14% to 366 from 320 at June 30, 2004 and the number of subscription based sites decreased 12% to 15 from 17 at June 30, 2004.

      Cost of sales for the three months ended June 30, 2005 was $461,599 or 46% of revenues as compared to $432,941 or 46% of revenues for the three months ended June 30, 2004. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, implementation department and our nurse educators. Other costs include travel, professional fees, accreditation fees, teleconferencing, assessments forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $28,658 increase in the cost of sales was attributed to primarily to an increased staffing in our customer service, training and education departments to support the increased customer volume resulting in an increase of $22,637 in salaries and related expenses, increase in travel expense $9,179 resulting primarily from staff education and customer site visits and an increase of $11,015 in depreciation expense on our internally developed software. These increases are partially offset by a decrease in of $12,541 in outside services due to a decrease in accreditation fees and temporary help.

      Total operating expenses totaled $695,119 for the three months ended June 30, 2005 compared to $740,477 for the three months ended June 30, 2004, a decrease in operating expenses of $45,358 or 6%. Operating expenses were comprised of:

      Selling and marketing expense totaled $181,983 for the three months ended June 30, 2005 compared to $235,344 for the three months ended June 30, 2004. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the $53,361 or 23% decrease in selling and marketing expense is attributed to the decrease in salaries and related expenses of $48,509 due to the temporary reduction in our sales staff. This is an open sales position that we plan on filling by the fourth quarter of 2005. Travel decreased $3,392 due to a shift from a regional sales focus to a national sales focus which decreased the attendance at regional trade association meetings and shifted the resources to national trade association meetings, reducing the number of meetings attended. In addition we reduced the number of employees attending each sales call to a representative from the sales organization. We use teleconferencing of clinical personnel versus on-site attendance.

      Research and development expense was $167,902 for the three months ended June 30, 2005 and $142,635 for the three months ended June 30, 2004, an increase of $25,267 or 18%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies. The 17% increase in expense is due to a $28,322 increase in salary expense and related expenses for the position that was added during the period as mentioned above, under Research and Development, and is partially offset by a decrease in outside services of $3,860 for contract labor.

      General and administration expense was $279,189 for the three months ended June 30, 2005 and $327,411 for the three months ended June 30, 2004, a decrease of $48,222 or 15%. Included in our General and Administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in General and Administration are corporate costs such as, but not limited to, legal and accounting, utilities, rent, office supplies and office equipment The principal reason for the decrease is a decrease in outside services of $42,704 due primarily to legal and accounting fees during the three months ended June 30, 2004 associated with the preparation of our Form SB-2, $1,600,000 loan and security agreement from Stanford Venture Capital Holdings, Inc., a decrease of $7,582 in travel and a decrease of $5,479 in communication expense. These decreases are partially offset by an increase of $11,304 in salaries and related expenses.

      Depreciation expense was $42,983 for the three months ended June 30, 2005 and $32,727 for the three months ended June 30, 2004, an increase of $10,256 or 31%. The principal reason for the increase in depreciation expense of $10,256 is due to the acquisition of computer equipment.

      Interest expense was $23,062 for the three months ended June 30, 2005 and $ $2,360 for the three months ended June 30, 2004, an increase of $20,702 or 877%. The principal reason for the increase in interest expense is due to additional borrowing under the loan and security agreement.

      Other non-operating expense was $0 for the three months ended June 30, 2005 compared to $29,139 for the three months ended June 30, 2004. The $29,139 represents an additional amount of tax paid to the IRS in 2004 on the outstanding tax liability we had assumed from a predecessor company.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

      Net sales increased $207,911 or 12% for the six months ended June 30, 2005 to $1,956,260 compared to $1,748,349 during the same period in 2004. This increase resulted primarily from price increases and increase in assessment transaction volume from existing customers.

      The largest contributor to our revenue growth during this six month period arose from the increase in our transaction based revenue. Our average charge per transaction increased 8% to $5.46 during the six months ended June 30, 2005, from $5.08 during the six months ending June 30, 2004, and the number of transactions processed increased 15% to 340,283 during the six months ended June 30, 2005 from 296,117 during the six months ended June 30, 2004. Revenues for these transactions increased 24% from the same period last year to $1,857,346 from $1,503,065. This $354,281 increase in our transaction revenue is comprised of a 63% increase attributed to increased volume and 37% of the increase is attributed to price increases. The price increase is primarily due to an increase in our transaction prices as of February 2003. As customers renewed services prices were increased.

      The number of transaction based customers decreased 7% to 69 customers at June 30, 2005 compared to 74 customers at June 30, 2004. During the six months ending June 30, 2005, the number of transaction based sites increased 14% to 366 from 320 at June 30, 2004 and the number of subscription based sites decreased 12% to 15 from 17 at June 30, 2004.

      Although the number of total customers of the company (transaction and subscription) decreased, the weighted average revenue per customer increased 22% to $21,736 during the six months ended June 30, 2005 compared to $17,840 during the six months ended June 30, 2004, as a result of the expansion of geographic service areas of our existing customers.

      Cost of sales for the six months ended June 30, 2005 was $886,782 or 45% of revenues as compared to $849,949 or 49% of revenues for the six months ended June 30, 2004. We include as part of our cost of sales the employee costs incurred from our customer service department, implementation department, our data verification department and our nurse educators. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, assessments forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $36,833 increase in the cost of sales was primarily attributed to an increased staffing in our customer service and training and education departments to support the increased customer volume resulting in an increase of $23,715 in salaries and related expenses, an increase of $20,015 in depreciation expense for our internally developed software and an increase in travel expense of $14,528. These increases are partially offset by a decrease in outside services of $20,237 resulting in a decrease in accreditation fees and temporary staffing expense.

      Total operating expenses totaled $1,419,174 for the six months ended June 30, 2005 compared to $1,523,535 for the six months ended June 30, 2004, a decrease of operating expenses of $104, 361 or 7%. Operating expenses were comprised of:

      Selling and marketing expense totaled $366,546 for the six months ended June 30, 2005 compared to $516,642 for the six months ended June 30, 2004, resulting in a decrease in selling and marketing expense of $150,096 or 29%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the decrease was salaries and benefit expense decreased $108,995, marketing and promotion expense decreased $15,974 communication expenses including teleconferencing decreased $3,291 and commission expense decreased $25,495 due to decreased sales and a change in our commission plan. This decrease was partially offset by an increase in outside services of $7,819.

      Research and development expense was $327,358 for the six months ended June 30, 2005 and $279,348 for the six months ended June 30, 2004, resulting in an increase in research and development expense of 17%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies. The increase in research and development costs is primarily due to an increase of $36,585 in salaries and related benefits and an increase of $11,939 in outside services for contract labor.

      General and administration expense was $594,515 for the six months ended June 30, 2005 and $657,070 for the six months ended June 30, 2004, a decrease of $62,555 or 10%. Included in our General and Administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in General and Administration are corporate costs such as, but not limited to, legal and accounting, utilities, rent, office supplies and office equipment The principal reason for the decrease of $62,555 was a decrease in salary expense and related benefits of $37,985, a decrease of $18,854 in travel expense and a decrease of $13,350 in communication expense due to the decrease in our telephone expense. These increases are partially offset by an increase of $14,737 in outside services due primarily to the increase in investor relations fees of $72,000 off set partially by a decrease of $62,247 in accounting and legal fees.

      Depreciation expense was $85,610 for the six months ended June 30, 2005 and $66,668 for the six months ended June 30, 2004, an increase of $18,942 or 28%. The principal reason for the increase in depreciation expense is due to the acquisition of computer equipment.

      Interest expense was $45,145 for the six months ended June 30, 2005 and $ $3,807 for the six months ended June 30, 2004, an increase of $41,338 or 1,086%. The principal reason for the increase in interest expense is due to the $1,150,000 loan proceeds received since July 2004 from the loan and security agreement.

      Other non-operating expense was $0 for the six months ended June 30, 2005 compared to $29,139 for the six months ended June 30, 2004. The $29,139 represents an additional amount of tax due to the IRS on the outstanding tax liability we had assumed from a predecessor company.

      The weighted average head count for the six month period ending June 30, 2005 was 46 and for the six months ended June 30, 2004 it was 43, resulting in an increase of 3 in the average headcount. Revenue per employee for the six months ended June 30, 2005 was $42,527 compared to $40,659 for the six months ended June 30, 2004 resulting in an increase of $1,868 per employee or 5%. The increase was due to the increase in transaction assessment volume of 44,166 for the six months ended June 30, 2005 compared to the six month period ended June 30, 2004. These additional 44,166 assessments were processed using existing staffing with only an increase of 3 employees (consisting of 2 data verification employees and 1 software developer), employees. The average price per transaction assessment increased to $5.46 for the six months ending June 30, 2005 compared to $5.08 for the six months ending June 30, 2004. This increase in price per transaction assessment, increased assessments processed and keeping our number of employees relatively flat has increased our profit margin per assessment. Management believes that the increase in revenue per employee from prior periods indicates that operations continue positive growth. We anticipate revenue per assessment will continue to increase as our revenue from current products increase since we have the capacity to process additional assessments with only a minimal increase in customer service staffing over the next twelve months. Our goal for revenue per employee is $100,000 of revenue annually per employee.

Liquidity and Capital Resources

      We have incurred an accumulated deficit at June 30, 2005 of $12,634,587 compared to $12, 284,891 at December 31, 2004. We had working capital at June 30, 2005 of $305,530 compared to working capital of $330,507 at December 31, 2004. We have incurred net operating losses for the six months ending June 30, 2005 and the year ending December 31, 2004 of $349,696 and $1,124,668, respectively.

      On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of our company and HQS and a corporate guaranty that has been executed in favor of Stanford. All funds are currently available to us. Through June 30, 2005, HQS has borrowed $1,150,000 against the loan and security agreement leaving a balance of $450,000 of funds available.

      In the past, our principal sources of liquidity were equity placements and more recently a loan provided by Stanford, our principal shareholder. As our operations have improved, our external cash requirements have decreased and our rate of collection of receivables has increased. Our principal sources of liquidity for the foreseeable future are expected to be the proceeds of our loan and security agreement with Stanford, under which, as of June 30, 2005 $450,000 remains available to us. We believe the funds available under our line of credit will be sufficient to maintain operations over the next 12 months.

      Operating activities used $199,839 for the six months ended June 30, 2005, whereas such activities used $524,924 during the same period of 2004. Cash used by operating activities for the six months ended June 30, 2005, is primarily attributable to a net loss of $349,696, an increase in accounts receivable of $76,661, a decrease in accrued expenses of $40,100 and a decrease in deferred revenue of $102,294. These were partially offset by non cash items such as depreciation and amortization of $365,734 and a decrease of $5,599 in prepaid expenses.

      Investing activities used $133,588 for the six months ended June 30, 2005, whereas such activities used $90,389 for the six months ended June 2004. Cash used in investing activities in 2005 is primarily attributable to purchases of property and equipment of $41,097 and capitalized software development cost of $92,491.

      Financing activities provided $93,427 for the six months ended June 30, 2005, whereas such activities provided $694,167 during the same period of 2004. Cash provided by financing activities in 2005 is primarily attributed to $100,000 in proceeds from the loan and security agreement with Stanford offset by payments on the capital lease obligation of $6,573.

      Cash at June 30, 2005 and December 31, 2004, respectively, was $60,221 and $300,221. At June 30, 2005 and December 31, 2004, respectively, we had total stockholders' deficit of $228,356 and stockholders' equity of $121,340.

Accounts receivable at June 30, 2005 were $532,101 as compared to $455,440 at December 31, 2004, an increase of approximately 17%. Days of sales outstanding were 47 days for the six months ended June 30, 2005 compared with 44 days for the year ended December 31, 2004. The receivables increase was due to the receivable payments for May invoices coming in after June 30 and were not due to delinquent payments. Although our number of days in accounts receivable has increased 3 days the percentage of accounts receivable over 60 days has decreased to 5.3% at June 30, 2005 from 11.5% at December 30, 2004.At June 30, 2005 Amedisys, Inc accounted for 50% of the accounts receivable at June 30, 2005 and 32% at December 31, 2004.

      Other assets at June 30, 2005 were $699,271 as compared to $936,695 at December 31, 2004. These amounts were primarily due to property and equipment of $608,837 and $841,462, respectively, which consist principally of $350,479 and $538,113, respectively, of internally developed software. The decrease of $187,634 in internally developed software is due to $280,124 increase in accumulated depreciation and is offset by an addition of $92,490 in capitalized costs for the six months ended June 30, 2005.

      Accounts payable and accrued expenses at June 30, 2005 and December 31, 2004 were $199,901 and $242,101 respectively. The payables decrease is mainly attributed to a decrease in accounts payable of $40,101.

      We anticipate that cash requirements will remain at the current level for the next 12 months as we plan on continuing to utilize current resources to continue improving our infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate proceeds from the loan and security agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through June 30, 2006. As of June 30, 2005 there were no commitments for long-term capital expenditures.

Item 3.    Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

      The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective.

      Changes in Internal Controls

      No change in the Company's internal control over financial reporting occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.

      There are presently no material pending legal proceedings to which our company or our subsidiary is a party or to which any of its property is subject and, to the best of our knowledge, no such actions against our company are contemplated or threatened.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

      On May 9, 2005, we issued incentive stock options to purchase an aggregate of 18,500 shares of the Company's common stock to 4 employees under the 2003 Management and Director Equity Incentive and Compensation Plan ("the Plan"). The options are exercisable at $1.95 per share and vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2005. The options expire on the earlier of June 1, 2010 or the employee leaving the Company. On May 9, 2005, we also issued non-qualified stock options to purchase an aggregate of 20,000 shares of common stock to the Company's two outside directors. Such options shall have an exercise price of $1.95 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of board membership subsequent to May 9, 2005, with the unexercised portion of such respective options to expire June 1, 2010 or should the director leave the Board of Directors of the Company The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain a legend restricting their transferability absent registration or exemption. The employees had access to information about the Company and had the opportunity to ask questions about the Company at the time of the option issuance.

Item 3.    Defaults upon Senior Securities.

      None.

Item 4.    Submission of Matters to a Vote of Security Holders.

      None.

Item 5.    Other Information.

      None.

Item 6.    Exhibits.

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

            10.3 March 25, 2004 Amendment to Registration Rights Agreement, dated October 22, 2002, as amended (5)

            10.4 Securities Purchase Agreement (Series B Preferred Stock) dated as of April 30, 2003, among the Company and Stanford Venture Capital Holdings, Inc. (3)

            10.5 Registration Rights Agreement dated as of April 30, 2003 among the Company and Stanford Venture Capital Holdings, Inc. (3)

            10.6 March 25, 2004 Amendment to Registration Rights Agreement, dated April 30, 2003, as amended (5)

            10.7  Loan and Security Agreement dated July 6, 2004 (6)

            10.8  Warrant Purchase Agreement dated July 6, 2004 (6)

            10.9  First Amendment to Loan and Security Agreement (7)

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

                  (1) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on November 1, 2002.

                  (2) Previously filed on the Company's Definitive Information Statement with the Securities and Exchange Commission on November 15, 2002.

                  (3) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on May 15, 2003.

                  (4) Previously filed within the Company's Definitive Information Statement filed with the Securities and Exchange Commission on June 3, 2003.

                  (5) Previously filed on the Company's Form 10-KSB Annual Report for the year ended December 31, 2003.

                  (6) Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on July 6, 2004.

                  (7) Previously filed on Form SB-2 with the Securities and Exchange Commission on July 8, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2005

                                             HEALTH SYSTEMS SOLUTIONS, INC.

                                             By: /s/ B. M. Milvain
                                                 -------------------------------
                                                     B. M. Milvain, President
                                                     Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on August 9, 2005.

         SIGNATURE                                            TITLE

/s/ B. M. Milvain
-------------------------------                       President and Director
B. M. Milvain

/s/ Susan Baxter Gibson
-------------------------------                    Principal Financial Officer
Susan Baxter Gibson