Form 10QSB
period 2005-09-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2005-11-10
CIK 1093913

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

                For the quarterly period ended September 30, 2005
                                       OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No |_|

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,796,779 shares of Common Stock as of September 30, 2005.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                         HEALTH SYSTEMS SOLUTIONS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I      FINANCIAL INFORMATION............................................  1

   Item 1.  Consolidated Financial Statements................................  1
            Balance Sheet....................................................F-1
            Statements of Operations.........................................F-2
            Statements of Cash Flows.........................................F-3
            Notes to the Financial Statements ...............................F-4
   Item 2.  Management's Discussion and Analysis or Plan of Operation......... 2
   Item 3.  Controls and Procedures...........................................15

PART II     OTHER INFORMATION.................................................15
   Item 1.  Legal Proceedings.................................................15
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......16
   Item 3.  Defaults Upon Senior Securities...................................16
   Item 4.  Submission of Matters to a Vote of Security Holders...............16
   Item 5.  Other Information.................................................16
   Item 6.  Exhibits..........................................................16

SIGNATURES....................................................................19

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                         HEALTH SYSTEMS SOLUTIONS, INC.
                              FINANCIAL STATEMENTS
                               September 30, 2005

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS

Current assets:
   Cash                                                            $    186,928
   Accounts receivable, net of allowance for doubtful accounts
     of $5,000                                                          500,175
   Prepaids and other current assets                                     92,071
                                                                   ------------

     Total current assets                                               779,174

Property and equipment, net of accumulated depreciation
   and amortization of $374,029                                         261,794

Software development costs, net of accumulated amortization
   of $1,517,572                                                        249,940

Security deposits                                                        23,484

                                                                   ------------
     Total assets                                                  $  1,314,392
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of capital lease obligation                     $     14,819
   Accounts payable                                                      85,240
   Accrued expenses                                                     164,373
   Deferred revenue                                                     101,877
                                                                   ------------

     Total current liabilities                                          366,309

Capital lease obligation, net of current portion                         12,335

Loans payable                                                         1,250,000
                                                                   ------------

     Total liabilities                                                1,628,644
                                                                   ------------

Stockholders' deficit
   Common Stock; $.001 par value; 150,000,000 shares authorized;
     10,796,779 shares issued and outstanding                            10,797
   Additional paid-in capital                                        12,395,434
   Accumulated deficit                                              (12,720,483)
                                                                   ------------

     Total stockholders' deficit                                       (314,252)
                                                                   ------------

     Total liabilities and stockholders' deficit                   $  1,314,392
                                                                   ============

See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                              Three Months Ended                      Nine Months Ended
                                                     --------------------------------------  --------------------------------------
                                                     September 30, 2005  September 30, 2004  September 30, 2005  September 30, 2004
                                                      ----------------    ----------------    ----------------    ----------------
Net sales                                             $      1,074,744    $        910,299    $      3,031,004   $      2,658,648
Cost of sales                                                  493,314             444,395           1,380,096           1,294,344
                                                      ----------------    ----------------    ----------------    ----------------

   Gross profit                                                581,430             465,904           1,650,908           1,364,304
                                                      ----------------    ----------------    ----------------    ----------------

Operating expenses
   Selling and marketing                                       161,008             234,156             527,554             750,798
   Research and development                                    148,860             148,240             476,218             427,588
   General and administrative                                  287,744             322,898             882,259             979,968
   Depreciation and amortization                                44,486              36,450             130,096             103,118
   Interest                                                     25,228              20,082              70,373              23,889
                                                      ----------------    ----------------    ----------------    ----------------

   Total  operating expenses                                   667,326             761,826           2,086,500           2,285,361
                                                      ----------------    ----------------    ----------------    ----------------

Net operating loss                                             (85,896)           (295,922)           (435,592)           (921,057)
                                                      ----------------    ----------------    ----------------    ----------------

Non-operating expenses
   Other non-recurring                                              --                  --              29,139
                                                      ----------------    ----------------    ----------------    ----------------

   Total  non-operating expenses                                    --                  --                  --              29,139
                                                      ----------------    ----------------    ----------------    ----------------

Net loss                                              $        (85,896)   $       (295,922)   $       (435,592)   $       (950,196)
                                                      ================    ================    ================    ================

Basic and diluted net loss per share                  $          (0.01)   $          (0.03)   $          (0.04)   $          (0.15)
                                                      ================    ================    ================    ================

Basic and diluted weighted average shares outstanding       10,796,779           9,192,571          10,914,911           6,145,481
                                                      ================    ================    ================    ================

See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                 September 30, 2005  September 30, 2004
                                                                                  ----------------    ----------------
Cash flows from operating activities:

    Net loss                                                                      $       (435,592)   $       (950,196)

    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property and equipment                              130,096             103,118
      Amortization of software development costs                                           426,253             393,093
      (Gain) or loss on fixed assets disposals                                                 479                (421)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                  (44,736)            (71,277)
      Royalties and referral fees receivable                                                   450                (100)
      Prepaid expenses and other current assets                                            (20,272)            (17,300)
      Security deposits                                                                       (500)                 --
      Accounts payable                                                                      16,774              47,808
      Accrued expenses                                                                      (9,261)           (408,296)
      Deferrred revenue                                                                   (139,876)              3,238
      Customer deposits                                                                         --              (1,461)
                                                                                  ----------------    ----------------

Net cash used in operating activities                                                      (76,185)           (901,794)
                                                                                  ----------------    ----------------

Cash flow from investing activities:
    Purchase of property and equipment                                                     (89,020)            (90,781)
    Increase in software development costs                                                (138,079)            (75,177)
    Sale of property and equipment                                                              --               1,853
                                                                                  ----------------    ----------------

Net cash used in investing activities                                                     (227,099)           (164,105)
                                                                                  ----------------    ----------------

Cash flow from financing activities:
    Repayment of capital lease obligation                                                  (10,009)             (8,883)
    Proceeds from loans payable                                                            200,000             900,000
    Proceeds from the issuance of Common Stock                                                  --               2,400
    Proceeds from the exercise of warrants                                                      --               4,020
                                                                                  ----------------    ----------------

Net cash provided by financing activities                                                  189,991             897,537
                                                                                  ----------------    ----------------

Decrease in cash                                                                          (113,293)           (168,362)

Cash, beginning of period                                                                  300,221             171,728
                                                                                  ----------------    ----------------

Cash, end of period                                                               $        186,928    $          3,366
                                                                                  ================    ================

Cash paid during the period for interest expense                                  $         70,373    $         23,889
                                                                                  ================    ================

See accompanying notes to the consolidated financial statements.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                   (Unaudited)

NOTE 1 - NATURE OF BUSINESS

Health Systems Solutions, Inc. (the "Company") designs develops, markets, sells and supports web-based management information and business intelligence service that assist home health care companies effectively manage the clinical, operational, and financial aspects of their business through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. ("HQS").

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The results of operations for the nine-months ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2005.

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

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                   (Unaudited)

                                                                         Nine Months Ended
                                                             September 30, 2005  September 30, 2004
                                                              ----------------    ----------------
Net loss (as reported)                                        $       (435,592)   $       (950,196)

Deduct:  Total stock based compensation expense determined
under the fair value based method for all awards granted
modified or settled during the period, net of related taxes             14,078                  --
                                                              ----------------    ----------------
Pro forma net loss                                            $       (449,670)   $       (950,196)
                                                              ================    ================
Basic, as reported                                            $           (.04)   $           (.15)
                                                              ================    ================
Basic, pro forma                                              $           (.04)   $           (.15)
                                                              ================    ================

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

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                   (Unaudited)

Recent Accounting Pronouncements: In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balance of the assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections made after the date this Statement is issued. The Company is in the process of assessing the effect of SFAS 154 and does not expect its adoption will have a material effect on the Company's financial position or results of operations.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143". This Interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability should be recognized when incurred. Uncertainty about the timing and
(or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect to be impacted by the adoption of FIN 47, which will be effective for fiscal years ending after December 15, 2005.

                  HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                   (Unaudited)

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.



NOTE 4 - LOAN AND SECURITY AGREEMENT



On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford Venture Capital Holdings, Inc., the majority stockholder of the Company. Under this agreement, interest accrues at the rate of 8% per annum and principal matures and becomes payable three years from the date of the loan. The loan is secured by a security interest in all of the assets of the Company and HQS and a corporate guaranty of the Company that has been executed in favor of Stanford. Through September 30, 2005, HQS has borrowed $1,250,000 against the loan and security agreement leaving an availability of remaining funds of $350,000.

NOTE 5 - SUBSEQUENT EVENTS

On November 8, 2005, the Company entered into a Preferred Stock Purchase Agreement with its principal stockholder, Stanford International Bank Ltd. The Company agreed to issue to Stanford its Series C Preferred Stock at a price of $2.00 per share together with warrants exercisable for 6/10 of a share of common stock for each share of Series C Preferred Stock purchased. The Warrants are exercisable at a price of $0.001 per share. On November 8, 2005, the Company refinanced the outstanding amount of $1,250,000 under the loan and security agreement and drew down an additional $100,000 of working capital under the Preferred Stock Purchase Agreement and terminated the loan and security agreement. The Company has an additional $500,000 to draw down under the Preferred Stock Purchase Agreement on two weeks' notice and the agreement provides for an additional $7.4 million that may be sold to Stanford to provide it with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion. The Company believes that the $500,000 available to it under the Preferred Stock Purchase Agreement together with funds generated from operations will be sufficient to meet its liquidity needs over the next twelve months.

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

      We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of September 30, 2005, we had 84 customers in 36 states with 429 sites operating one or more of our programs. During September 2005, our customers made over 62,000 patient clinical assessments using our programs.

      In 2004 there were about 7,000 Medicare certified home health agencies nationally that provided services to 2.2 million patients. The Balanced Budget Act of 1997 included mandates to the Centers for Medicare and Medicaid Services
(CMS) to establish a Prospective Payment System (PPS) to reduce the cost of the home health benefit and to measure the effectiveness of the care delivered. The regulations are being implemented in phases over time and include a requirement that home health agencies collect assessment data on each patient at start-of-care and at discharge (OASIS Data).

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

      From February through June 2003, we rolled-out our new transaction-based pricing services to 45 sites of Amedisys, Inc., a publicly-traded Home Health Agency, doubling our transaction-based volume from 10,000 to 20,000 per month. Simultaneously, we marketed these new services to our existing subscription customers. Those incumbent customers that accepted the new services changed from a subscription basis to the new transaction basis. Where the customer would not agree to move up to the new services, the majority of these customers were dropped. Though the majority of these customers were small single site agencies, one customer that only used our subscription services (PPS Trans) submitted over 100,000 assessments per year for processing. This customer was dropped. As this customer generated substantial negative gross margin, eliminating it from the statistics not only increased the average charge per transaction but improved the gross margin. Currently at September 30, 2005, 15% of our customers remain under a subscription basis and due to their small size we do not anticipate converting these customers to a transaction basis, but they will remain as subscription based customers.

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

Research and Development

      In 2004, we initiated development projects to produce new and enhanced products. The first such product, the HQS Medications Risk Manager, was introduced into beta test with one of our large customers in October 2005. This product will not add material revenue during 2005 General release is presently scheduled for Q1 of 2006. We expect to introduce two other new services will be introduced into beta test in early 2006 with others to follow over the balance of that year. These products are expected to add material revenue during 2006. Development of the underlying software will be produced with existing staff. Other research and development expenses associated with these products is not material and will increase slightly to cover costs related to short term software development contractors or consultants that will be used in the development cycle.

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

Recent Accounting Pronouncements

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balance of the assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections made after the date this Statement is issued. The Company is in the process of assessing the effect of SFAS 154 and does not expect its adoption will have a material effect on the Company's financial position or results of operations.

      In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143". This Interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability should be recognized when incurred. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect to be impacted by the adoption of FIN 47, which will be effective for fiscal years ending after December 15, 2005.

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

----------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended September 30,    Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------------------
                                                     2004              2005              2004              2005
                                                     ----              ----              ----              ----
----------------------------------------------------------------------------------------------------------------------
Net sales                                           100%              100%              100%              100%
----------------------------------------------------------------------------------------------------------------------
Cost of sales                                        49                46                49                46
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Gross profit                                         51                54                51                54
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Operating expenses:

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
   Selling and marketing                             26                15                28                17
----------------------------------------------------------------------------------------------------------------------
   Research and development                          16                14                16                16
----------------------------------------------------------------------------------------------------------------------
   General and administrative                        36                27                37                29
----------------------------------------------------------------------------------------------------------------------
   Depreciation and amortization                      4                 4                 4                 4
----------------------------------------------------------------------------------------------------------------------
Interest                                              2                 2                 1                 2
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Total operating expenses                             84                62                86                68
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Other non reccurring expense                          0                 0                 1                 0
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   (33)               (8)              (36)              (14)
----------------------------------------------------------------------------------------------------------------------

The following table sets forth certain statistical data for each of the periods indicated.

                                                   Statistical Data

----------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended September 30,    Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------------------
                                                      2004             2005              2004              2005
                                                      ----             ----              ----              ----
----------------------------------------------------------------------------------------------------------------------
Total customers (weighted average)                        98               83                98                88
----------------------------------------------------------------------------------------------------------------------

Total customers (end of period)                           98               84                98                84
----------------------------------------------------------------------------------------------------------------------

Total sites  (weighted average)                          337              412               337               388
----------------------------------------------------------------------------------------------------------------------

Total sites (end of period)                              337              429               337               429
----------------------------------------------------------------------------------------------------------------------

Total assessments                                    157,215          181,620           463,376           530,957
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

Transaction customers (weighted average)                  77               70                76                73
----------------------------------------------------------------------------------------------------------------------

Transaction customers (end of period)                     78               71                78                71
----------------------------------------------------------------------------------------------------------------------

Transaction sites (weighted average)                     320              399               314               373
----------------------------------------------------------------------------------------------------------------------

Transaction sites (end of period)                        320              416               320               416
----------------------------------------------------------------------------------------------------------------------

Transaction assessments                              153,181          178,062           449,298           518,345
----------------------------------------------------------------------------------------------------------------------

Transaction revenues                                $818,344         $987,649        $2,321,409        $2,844,995
----------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------
Average charge per transaction                         $5.34            $5.55           $5.17             $5.49
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

Subscription customers (weighted average)                 21               13                22                15
----------------------------------------------------------------------------------------------------------------------

Subscription customers (end of period)                    20               13                20                13
----------------------------------------------------------------------------------------------------------------------

Subscription sites (weighted average)                     17               12                23                15
----------------------------------------------------------------------------------------------------------------------

Subscription sites (end of month)                         17               13                17                13
----------------------------------------------------------------------------------------------------------------------

Subscription assessments                               4,034            3,558           14,078             12,612
----------------------------------------------------------------------------------------------------------------------

Subscription revenue                                 $48,155           $8,620          $164,128           $38,547
----------------------------------------------------------------------------------------------------------------------

Training revenue                                     $17,265          $42,826           $88,514           $68,795
----------------------------------------------------------------------------------------------------------------------

Implementation & setup revenue                       $11,600          $26,900           $53,500           $49,450
----------------------------------------------------------------------------------------------------------------------

Other revenue                                        $14,935           $8,749           $31,097           $29,216
----------------------------------------------------------------------------------------------------------------------

Weighted average headcount                                48               51                45                47
----------------------------------------------------------------------------------------------------------------------

Days sales outstanding                                    54               41                54                41
----------------------------------------------------------------------------------------------------------------------

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

      Net sales increased $164,445 or 18% for the three months ended September 30, 2005 to $1,074,744 compared to $910,299 during the same period in 2004. This increase resulted primarily from an increase in assessment transaction volume from existing customers, and to a lesser extent price increases. The largest contributor to our revenue growth during the period arose from the increase in our transaction based revenue. The number of transactions processed increased 16% to 178,062 during the three months ended September 30, 2005 from 153,181 during the three months ended September 30, 2004. Our average charge per transaction increased 4% to $5.55 during the three months ended September 30, 2005, from $5.34 during the three months ending September 30, 2004. Revenues for these transactions increased 21% from the same period last year to $987,649 from $818,344. The increase in transaction volume resulted from increased transaction based sites. During the quarter ending September 30, 2005, the number of transaction based sites increased 30% to 416 from 320 at September 30, 2004. The increase in transaction based sites resulted from industry consolidation as our larger customers, including Amedisys, acquired other home health agencies and expanded into new territories. As a result, sales to Amedisys represented 47% of sales during the three months ended September 30, 2005, compared to 33% of sales during the three months ended September 30, 2004.

      Cost of sales for the three months ended September 30, 2005 was $493,314 or 46% of revenues as compared to $444,395 or 49% of revenues for the three months ended September 30, 2004. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, implementation department and our nurse educators. Other costs include travel, professional fees, accreditation fees, teleconferencing, assessments forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $48,919 increase in the cost of sales was attributed to primarily to an increased staffing in our customer service, training and education departments to support the increased customer volume resulting in an increase of $36,960 in salaries and related expenses, increase in communication expense of $8,294 resulting primarily in the upgrading of our internet services and an increase of $13,144 in depreciation expense on our internally developed software. These increases are partially offset by a decrease in of $7,301 in outside services due to a decrease in accreditation fees and temporary help and a decrease of $3,250 in travel expense.

      Total operating expenses totaled $667,326 for the three months ended September 30, 2005 compared to $761,826 for the three months ended September 30, 2004, a decrease in operating expenses of $94,500 or 12%. Operating expenses were comprised of:

      Selling and marketing expense totaled $161,008 for the three months ended September 30, 2005 compared to $234,156 for the three months ended September 30, 2004. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the $73,148 or 31% decrease in selling and marketing expense is attributed to the decrease in salaries and related expenses of $51,067 due to the temporary reduction in our sales staff. This is an open sales position that we plan on filling by the fourth quarter of 2005. Professional fees decreased by $13,314 due to sales staff recruitment expenses paid in 2004, and travel decreased $10,264 due to a shift from a regional sales focus to a national sales focus which decreased the attendance at regional trade association meetings and shifted the resources to national trade association meetings, reducing the number of meetings attended. In addition we reduced the number of employees attending each sales call to a representative from the sales organization. We use teleconferencing of clinical personnel versus on-site attendance.

      Research and development expense was $148,860 for the three months ended September 30, 2005 and $148,240 for the three months ended September 30, 2004, an increase of $620 or less than 1%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies.

      General and administration expense was $287,744 for the three months ended September 30, 2005 and $322,898 for the three months ended September 30, 2004, a decrease of $35,156 or 11%. Included in our General and Administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in General and Administration are corporate costs such as, but not limited to, legal and accounting, utilities, rent, office supplies and office equipment The principal reason for the decrease is a decrease in outside services of $30,459 due primarily to legal and accounting fees during the three months ended September 30, 2004 associated with the preparation of our Form SB-2, and our $1,600,000 loan and security agreement, a decrease of $4,997 in travel and a decrease of $2,779 in other expense. These decreases are partially offset by an increase of $2,873 in occupancy expenses.

      Depreciation expense was $44,486 for the three months ended September 30, 2005 and $36,450 for the three months ended September 30, 2004, an increase of $8,036 or 22%. The principal reason for the increase in depreciation expense of $8,036 is due to the acquisition of computer equipment.

      Interest expense was $25,228 for the three months ended September 30, 2005 and $20,082 for the three months ended September 30, 2004, an increase of $5,146 or 26%. The principal reason for the increase in interest expense is due to additional borrowing under the loan and security agreement.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

      Net sales increased $372,356 or 14% for the nine months ended September 30, 2005 to $3,031,004 compared to $2,658,648 during the same period in 2004. This increase resulted primarily from an increase in assessment transaction volume from existing customers, and to a lesser extent, from price increases.

      The largest contributor to our revenue growth during this nine month period arose from the increase in our transaction based revenue. The number of transactions processed increased 15% to 518,345 during the nine months ended September 30, 2005 from 449,298 during the nine months ended September 30, 2004. Our average charge per transaction increased 6% to $5.49 during the nine months ended September 30, 2005, from $5.17 during the nine months ending September 30, 2004. Revenues for these transactions increased 22% from the same period last year to $2,844,995 from $2,321,409. The increase in transaction volume resulted from higher levels of transaction sites. During the nine months ending September 30, 2005, the number of transaction based sites increased 30% to 416 from 320 at September 30, 2004. The increase in transaction based sites resulted from industry consolidation as our larger customers, including Amedisys, acquired other home health agencies and expanded to new territories. As a result, sales to Amedisys represented 42% of sales during the nine months ended September 30, 2005, compared to 32% of sales during the nine months ended September 30, 2004.

      Although the number of total customers of the company (transaction and subscription) decreased, the weighted average revenue per customer increased 27% to $34,443 during the nine months ended September 30, 2005 compared to $27,129 during the nine months ended September 30, 2004, as a result of the expansion of our existing customers.

      Cost of sales for the nine months ended September 30, 2005 was $1,380,096 or 46% of revenues as compared to $1,294,344 or 49% of revenues for the nine months ended September 30, 2004. We include as part of our cost of sales the employee costs incurred from our customer service department, implementation department, our data verification department and our nurse educators. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, assessments forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $85,751 increase in the cost of sales was primarily attributed to an increased staffing in our customer service and training and education departments to support the increased customer volume resulting in an increase of $60,675 in salaries and related expenses, an increase of $33,160 in depreciation expense for our internally developed software, an increase of $8,106 in communication expense and an increase in travel expense of $11,277. These increases are partially offset by a decrease in outside services of $27,538 resulting in a decrease in accreditation fees and temporary staffing expense.

      Total operating expenses totaled $2,086,500 for the nine months ended September 30, 2005 compared to $2,285,361 for the nine months ended September 30, 2004, a decrease of operating expenses of $198,861 or 9%. Operating expenses were comprised of:

      Selling and marketing expense totaled $527,554 for the nine months ended September 30, 2005 compared to $750,798 for the nine months ended September 30, 2004, resulting in a decrease in selling and marketing expense of $223,244 or 30%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the decrease was salaries and benefit expense decreased $160,063, marketing and promotion expense decreased $18,961, travel expense decreased $13,591,974 communication expenses including teleconferencing decreased $2,742, a decrease in professional fees of $5,495 due to the use of a staff recruiter in 2004, and commission expense decreased $20,264 due to decreased sales and a change in our commission plan.

      Research and development expense was $476,218 for the nine months ended September 30, 2005 and $427,588 for the nine months ended September 30, 2004, resulting in an increase in research and development expense of $48,630 or 11%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies. The increase in research and development costs is primarily due to an increase of $31,322 in salaries and related benefits and an increase of $14,736 in profession fees for contract labor for a developer.

      General and administration expense was $882,259 for the nine months ended September 30, 2005 and $979,968 for the nine months ended September 30, 2004, a decrease of $97,709 or 10%. Included in our General and Administration expense is salaries and related expenses for our executive officers and administrative employees. Also included in General and Administration are corporate costs such as, but not limited to, legal and accounting, utilities, rent, office supplies and office equipment The principal reason for the decrease of $97,709 was a decrease in salary expense and related benefits of $38,249, a decrease of $23,851 in travel expense, a decrease of $15,722 in professional fees due primarily to legal and accounting fees, a decrease of $12,880 in communication expense due to the decrease in our telephone expense and a decrease in other expense of $6,671

      Depreciation expense was $130,096 for the nine months ended September 30, 2005 and $103,118 for the nine months ended September 30, 2004, an increase of $26,978 or 26%. The principal reason for the increase in depreciation expense is due to the acquisition of computer equipment.

      Interest expense was $70,373 for the nine months ended September 30, 2005 and $23,889 for the nine months ended September 30, 2004, an increase of $46,484 or 195%. The principal reason for the increase in interest expense is due to the $1,250,000 loan proceeds received since July 2004 from the loan and security agreement.

      Other non-operating expense was $0 for the nine months ended September 30, 2005 compared to $29,139 for the nine months ended September 30, 2004. The $29,139 represents an additional amount of tax due to the IRS on the outstanding tax liability we had assumed from a predecessor company.

      The weighted average head count for the nine month period ending September 30, 2005 was 47 and for the nine months ended September 30, 2004 it was 45, resulting in an increase of 2 in the average headcount. Revenue per employee for the nine months ended September 30, 2005 was $64,489 compared to $59,081 for the nine months ended September 30, 2004 resulting in an increase of $5,408 per employee or 9%. The increase was due to the increase in transaction assessment volume of 69,047 for the nine months ended September 30, 2005 compared to the nine month period ended September 30, 2004. These additional 69,047 assessments were processed using existing staffing with only an increase of 2 employees (consisting of 1 data verification employees and 1 software developer), employees. The average price per transaction assessment increased to $5.49 for the nine months ending September 30, 2005 compared to $5.17 for the nine months ending September 30, 2004. This increase in price per transaction assessment, increased assessments processed and keeping our number of employees relatively flat has increased our profit margin per assessment. Management believes that the increase in revenue per employee from prior periods indicates that operations continue positive growth. We anticipate revenue per assessment will continue to increase as our revenue from current products increase since we have the capacity to process additional assessments with only a minimal increase in customer service staffing over the next twelve months. Our goal for revenue per employee is $100,000 of revenue annually per employee.

Liquidity and Capital Resources

We have incurred an accumulated deficit at September 30, 2005 of $12,720,483 compared to $12,284,891 at December 31, 2004. We had working capital at September 30, 2005 of $412,865 compared to working capital of $330,507 at December 31, 2004. We have incurred net operating losses for the nine months ending September 30, 2005 and the year ending December 31, 2004 of $435,592 and $1,095,529, respectively.

On November 8, 2005, we entered into a Preferred Stock Purchase Agreement with our principal stockholder, Stanford International Bank Ltd. We agreed to issue to Stanford our Series C Preferred Stock at a price of $2.00 per share together with warrants exercisable for 6/10 of a share of common stock for each share of Series C Preferred Stock purchased. The Warrants are exercisable at a price of $0.001 per share. On November 8, 2005, we refinanced the outstanding amount of $1,250,000 under the loan and security agreement and drew down an additional $100,000 of working capital under the Preferred Stock Purchase Agreement and terminated the loan and security agreement. We have an additional $500,000 to draw down under the Preferred Stock Purchase Agreement on two weeks' notice and the agreement provides for an additional $7.4 million that may be sold to Stanford to provide us with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion. We believe that the $500,000 available to us under the Preferred Stock Purchase Agreement together with funds generated from operations will be sufficient to meet our liquidity needs over the next twelve months.

      On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford. Under this agreement, interest accrued at the rate of 8% per annum and principal matured and became payable three years from the date of the loan. The loan was secured by a security interest in all of the assets of our company and HQS and a corporate guaranty that was executed in favor of Stanford. Through September 30, 2005, and the closing of the Preferred Stock Purchase Agreement described above, HQS borrowed $1,250,000 against the loan and security agreement.

      Operating activities used $76,185 for the nine months ended September 30, 2005, whereas such activities used $901,794 during the same period of 2004. Cash used by operating activities for the nine months ended September 30, 2005, is primarily attributable to a net loss of $435,592, an increase in accounts receivable of $44,736, an increase in prepaid expenses of $20,272, a decrease of $9,261 in accrued expenses and a decrease in deferred revenue of $139,876. These were partially offset by non cash items such as depreciation and amortization of $556,349 and an increase of $16,774 in accounts payable.

      Investing activities used $227,099 for the nine months ended September 30, 2005, whereas such activities used $164,105 for the nine months ended September 2004. Cash used in investing activities in 2005 is primarily attributable to purchases of property and equipment of $89,020 and capitalized software development cost of $138,079.

      Financing activities provided $189,991 for the nine months ended September 30, 2005, whereas such activities provided $897,537 during the same period of 2004. Cash provided by financing activities in 2005 is primarily attributed to $200,000 in proceeds from the loan and security agreement with Stanford offset by payments on the capital lease obligation of $10,009.

      Cash at September 30, 2005 and December 31, 2004, respectively, was $186,928 and $300,221. At September 30, 2005 and December 31, 2004,
respectively, we had total stockholders' deficit of $314,252 and stockholders' equity of $121,340.

      Accounts receivable at September 30, 2005 were $500,175 as compared to $455,440 at December 31, 2004, an increase of approximately 10%. Days of sales outstanding were 41 days for the nine months ended September 30, 2005 compared with 44 days for the year ended December 31, 2004. Amedisys, Inc accounted for 46% of the accounts receivable at September 30, 2005 and 32% at December 31, 2004. Amedisys was 50% of our revenue for the month of September 2005 and 32% for the month of December 2004. The increase in Amedisys revenue is primarily due to the addition of new sites and the training and implementation fees associated with the set up of these new sites.

      Other assets at September 30, 2005 were $627,289as compared to $936,695 at December 31, 2004. These amounts were primarily due to property and equipment of $511,734 and $841,462, respectively, which consist principally of $249,940 and $538,113, respectively, of internally developed software. The decrease of $288,173 in internally developed software is due to $426,252 increase in accumulated depreciation and is offset by an addition of $138,079 in capitalized costs for the nine months ended September 30, 2005.

      Accounts payable and accrued expenses at September 30, 2005 and December 31, 2004 were $249,613 and $242,101 respectively.

      We anticipate that cash requirements will remain at the current level for the next 12 months as we plan on continuing to utilize current resources to continue improving our infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate proceeds from the loan and security agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through September 30, 2006. As of September 30, 2005 there were no commitments for long-term capital expenditures.

Item 3. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of the our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, as of such date, we had material weaknesses associated with separation of duties due to the fact that there are only three employees in our finance department, including our CFO.

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

Item 3. Defaults upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      In lieu of holding an annual meeting, the Company's Board of Directors and a majority of its shareholders approved by a written consent the following proposals (the "Proposals"):

      1. To elect the current members of the Company's Board of Directors to hold office until the Company's annual meeting of stockholders to be held in 2006 and until their successors are duly elected and qualified;

      2. The appointment of Sherb & Co., LLP as independent auditors of the Company for the fiscal year ending December 31, 2005

      Stanford beneficially owning approximately 82% of the voting power of the Company, gave its written consent to the Proposals on August 19, 2005. In addition, on August 19, 2005 B. M. Milvain gave his written consent to the Proposals. The affirmative consent of Stanford and B. M. Milvain represented approval of the Proposals by the holders of an aggregate of approximately 83% of the Company's voting power.

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

      10.6 March 25, 2004 Amendment to Registration Rights Agreement, dated April 30, 2003, as amended (5)

      10.7  Loan and Security Agreement dated July 6, 2004 (6)

      10.8  Warrant Purchase Agreement dated July 6, 2004 (6)

      10.9  First Amendment to Loan and Security Agreement (7)

      10.10 Preferred Stock Purchase Agreement dated as of November 8, 2005, by and among Health Systems Solutions, Inc. ("HSS") and Stanford.

      10.11 Warrant Assignment Agreement dated as of November 8, 2005, among Stanford, Daniel Bogar, Ronald Stein, William Fusselmann, Osvaldo Pi, and Charles Weiser.

      10.12 Registration Rights Agreement dated as of November 8, 2005, among HSS, Stanford, Daniel Bogar, Ronald Stein, Ovaldo Pi, William Fusselmann, and Charles Weiser.

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

Dated: November 9, 2005

                                           HEALTH SYSTEMS SOLUTIONS, INC.

                                           By:  /s/ B. M. Milvain
                                              ---------------------------------
                                                    B. M. Milvain, President
                                                    Principal Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on November 9, 2005.

         SIGNATURE                                 TITLE

/s/ B. M. Milvain                           President and Director
-----------------------
B. M. Milvain

/s/ Susan Baxter Gibson                     Principal Financial Officer
-----------------------
Susan Baxter Gibson