Form 10QSB/A
period 2005-09-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2006-01-04
CIK 1093913

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                               Amendment No. 1 to
                                   FORM 10-QSB
                                   (Mark One)

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were not effective at the reasonable assurance level, for the reason described below.

      The Company's Chief Executive Officer and Chief Financial Officer identified a material weakness in the Company's internal control over financial reporting relating to analysis practices and procedures employed by the Company in its financial reporting process during the period ended September 30, 2005. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes internal control from reducing to an appropriate low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness relates to inadequate staffing which prevents the Company's accounting department from adequately separating certain accounting analysis, such as cash flow analysis and accounts receivable analysis procedures. The Company believes that the material weakness began in July 2005 as business growth required accounting personnel to undertake additional duties within the Company.

      In order to cure the material weakness, during the period ended September 30, 2005 the Company implemented new internal controls procedures that requires the Company's Chief Executive Officer and the Chief Financial Officer to monitor and review cash receipts on a daily basis. The Chief Financial Officer must approve all invoices before they are mailed to customers and approve all credit memorandums or account adjustments before they are applied to customer's accounts. There is no material cost associated with this remediation; however, once the Company has sufficient cash flow it will hire one additional person to perform accounting duties, which will enable the Company's Chief Financial Officer to focus her attention on other executive responsibilities. The Company currently only employs three accounting personnel. The Company believes that an additional accounting person will also remediate the material weakness discussed herein, as the new employee will enable the Company to separate key accounting duties, such as receipt of customer payments and accounts receivable posting and invoicing. The additional employee should cost the Company approximately $40,000 per year.

      While the Company has implemented the accounting analysis procedure described above, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively at a reasonable assurance level. Although the Company believes that there have been no misstatements to its interim financial statements, it can not provide any assurances that its disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2005. The Company expects to complete its analysis by March 31, 2006.

      Changes in Internal Controls

      As described above, a change in the Company's internal control over financial reporting occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Dated: January 4, 2006

                                           HEALTH SYSTEMS SOLUTIONS, INC.

                                           By:  /s/ B. M. Milvain
                                              ---------------------------------
                                                    B. M. Milvain, President
                                                    Principal Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on January 4, 2006.

         SIGNATURE                                 TITLE

/s/ B. M. Milvain                           President and Director
-----------------------
B. M. Milvain

/s/ Susan Baxter Gibson                     Principal Financial Officer
-----------------------
Susan Baxter Gibson