Form 10KSB
period 2005-12-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2006-03-31
CIK 1093913

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-24681

HEALTH SYSTEMS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada		82-1513245
(State or other jurisdiction		(IRS Employer
of incorporation or organization)		Identification No.)

405 N. Reo Street, Suite 300, Tampa, Florida 33609
(Address of principal executive offices) (Zip Code)

(813) 282-3303
Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: N/A		Name of each exchange on which registered: N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the issuer is a shall company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $4,212,819

The aggregate market value of Common Shares held by non-affiliates of the Registrant (387,331 shares), as of March 10, 2006 (last sales price at which the Common Stock was sold on March 1, 2006 as reported by the OTCBB was $.52) was $201,412.

The number of Common Shares outstanding on December 31, 2005, was 5,615,905
Documents Incorporated By Reference: Not Applicable.
Transitional Small Business Disclosure Form (check one): Yes ☐  No ☒

HEALTH SYSTEMS SOLUTIONS, INC.
FORM 10-KSB

PART I

ITEM 1.    BUSINESS

Overview

Health Systems Solutions, Inc., through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. (“HQS”), designs, develops, markets, sells and supports web-based, management information and business intelligence services that assist home health care companies more effectively manage the clinical, operational and financial aspects of their business. Our systems are delivered using an ASP model and are implemented on our customers’ standard personal computers with access to the Internet over Microsoft Internet Explorer. Our architecture and fee structure enables our customers to rapidly and cost-effectively implement our services for a modest transactional fee charged when a customer uses our programs to process patient clinical assessments. These services have been designed to assist our customers in or by:

•    Increasing revenue;

•    Reducing cost;

•    Standardizing processes;

•    Improving the quality of patient outcomes; and

•    Minimizing regulatory compliance risk.

Our services address the issues of measuring quality of care while simultaneously reducing cost, improving patient outcomes and minimizing compliance risk. Effective management of home health agencies requires accurate collection of many data elements and using this data to determine the reimbursement for the care and to measure and improve the quality of the care delivered. Our services offer cost-effective, accurate and automated methods of improving the quality of the data collected and enable our customers to use the data to provide daily reports that identify anomalies in clinical observations, identify profit or loss potential for an episode of care, assist with managing regulatory compliance risk, and perform benchmark observations about the data against our national database of over four million episodes of care.

Our services assist home health agencies on a daily basis to collect, edit and correct certain data and through daily and other periodic reports, assist in the management of regulatory compliance risk and measurement of the patient outcome. Data must be collected using a standard tool called Outcome and Assessment Information Set (or OASIS). The patient assessments containing the OASIS Data are the “transactions” on which we base our charges for these services.

We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of December 31, 2005, we had approximately 80 customers in 41 states with approximately 470 sites using one or more of our services. During December 2005, our customers processed over 66,000 patient clinical assessments using our programs.

In 2005 there were about 8,000 Medicare certified home health agencies nationally that provided services to 2.8 million patients. The Balanced Budget Act of 1997 included mandates to the Centers for Medicare and Medicaid Services (CMS) to establish a Prospective Payment System (PPS) to reduce the cost of the home health benefit and to measure the effectiveness of the care delivered. The regulations are being implemented in phases over time and include a requirement that home health agencies collect assessment data on each patient at start-of-care, recertification and at discharge (OASIS Data).

Beginning in 1998, our predecessor businesses used the OASIS Data to provide to some of its home health agency (“HHA”) customers quarterly clinical performance benchmarking services. In addition, our predecessor businesses transmitted OASIS Data to state agencies as required under the Medicare regulations and to the Joint Commission on Accreditation of Healthcare Organizations as required under that organization’s accreditation procedures. Charges for these services were on a subscription basis. Home health agencies could pay the subscription fee annually in advance and obtain a discount from standard pricing. Revenue for customers paying up front was categorized as deferred and was earned over the course of the ensuing contract period, typically 12 months.

In late 2002, in response to expanded PPS regulations, we introduced a series of new online processing and business intelligence services using transaction-based pricing. These products assist home health agencies on a daily basis to collect, edit and correct the OASIS Data and through daily and other periodic reports assist in the management of patient outcome analysis and regulatory compliance risk. We refer to individual patient assessments containing the OASIS Data as the “transactions” on which we base our charges for our business intelligence services.

From February through June 2003, we rolled-out our new transaction-based pricing services to 45 sites of Amedisys, Inc., a publicly-traded HHA, doubling our transaction-based volume from 10,000 to 20,000 per month. Simultaneously, we marketed these new services to our existing subscription customers. Those incumbent customers that accepted the new services changed from a subscription basis to the new transaction basis. The majority of customers that would not agree to move up to the new services were dropped. Though the majority of these customers were small single site agencies, one customer that only used our subscription services (PPS Trans) submitted over 100,000 assessments per year for processing. This customer was dropped. As this customer generated substantial negative gross margin, eliminating it from the statistics not only increased the average charge per transaction but improved the gross margin. At December 31, 2005, 15% of our customers remain under a subscription basis. Due to their small size we do not anticipate converting these customers to a transaction basis; but they will remain as subscription based customers.

The acceptance of the transaction services by new customers, the conversion of subscription customers and the elimination of low or negative margin customers resulted in an increase in transaction-based revenue relative to subscription-based revenue, as well as an increase in the revenue per transaction. Fees are negotiated on a customer basis. Price increases for existing services are unlikely in the foreseeable future.

We believe that we achieve best results with larger, multi-site customers who tend to have more sophisticated management. The majority of our current HHA customers are expanding organically and through acquisition. We believe that our results of operations are best enhanced by the adding of additional site(s) to a current customer than it is to bring on a single site new customer.

Our executive offices are located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609 and our telephone number is 813-282-3303. Our website is located at www.HQSonline.com. Information on our website is not a part of this report.

References throughout this annual report to “Health Systems Solutions,” “HSS,” “the Company,” “we,” “us” and “our” refer to Health Systems Solutions, Inc., a Nevada corporation, and our operating subsidiary, Healthcare Quality Solutions, Inc. (“HQS”).

Recent Events

On November 8, 2005, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with Stanford International Bank Limited (“Stanford”), our principal stockholder, pursuant to which Stanford purchased 725,000 shares of our Series C Convertible Preferred Stock (the “Preferred Stock”) at a price of $2.00 per share and received warrants to purchase 217,500 shares of our Common Stock, $0.001 par value per share (“Common Stock”), at $0.001 per share. The proceeds were used to satisfy in full the principal balance of our credit line with Stanford, which was terminated, and to provide an additional $200,000 in working capital for general corporate purposes through December 31, 2005. Stanford also agreed to purchase 200,000 additional shares of Preferred Stock and to receive, in connection therewith, an aggregate of 60,000 warrants to the extent requested by us on two weeks notice. Each share of Preferred Stock is convertible into one half share of our Common Stock and is entitled to one half vote per share. The exercise price of the warrants is $0.001 per share, and the warrants expire five years from the date of issuance. Stanford has assigned half of all warrants issuable under the Agreement, including 108,750 of the 217,500 Warrants issued so far, to five of its employees pursuant to a warrant assignment agreement.

Stanford has the right at any time within two years of the initial closing to purchase an additional 3,700,000 shares of Preferred Stock at $2.00 per share and to receive in connection therewith an aggregate of 1,110,000 warrants exercisable at $0.001 per share.

Pursuant to a registration rights agreement within, we are obligated to register the shares of Common Stock issuable upon conversion of the Preferred Stock or exercise of the warrants 90 days after the date of demand by the security holders. If we do not timely file the required registration statement, we must issue, upon default and each month thereafter that the registration statement is not filed, warrants to purchase an additional number of shares of Common Stock equal to the number of shares of Preferred Stock sold.

On February 21, 2006, we effectuated a 1-for-2 reverse stock split of all of the issued and outstanding shares of our Common Stock. The reverse stock split was approved by our board of directors and the holders of a majority of our voting stock on January 18, 2006.The reverse stock split is presented retroactive for all periods presented.

History of our Business

The ultimate predecessor of our business was a corporation known as Provider Solutions Corp. (“PSC”) that was formed to develop the technology that we employ in our business. PSC was a Florida corporation organized in 1992. PSC raised an aggregate of approximately $7 million on a secured basis. Summary results of operations data.

On July 2, 2002, PSC filed an assignment for the benefit of creditors under Florida law. Stanford, one of PSC’s secured creditors, formed Provider Acquisition LLC (“PAL”) in order to make an offer to the Assignee to purchase all of the assets of PSC. In accordance with an Asset Purchase Agreement dated September 17, 2002, PAL purchased all of the assets of PSC for a sum of $225,000, subject to secured indebtedness of approximately $7 million and assumed an obligation to pay the trust fund portion of PSC’s obligations to the Internal Revenue Service in the approximate amount of $400,000.

Following PAL’s acquisition of the assets of PSC, Stanford and the other holders of PSC’s secured indebtedness converted all of the indebtedness into equity of PAL.

On October 22, 2002, PAL consummated an agreement and plan of merger with Silver Key Mining Company, Inc. and its newly formed wholly-owned subsidiary, Healthcare Quality Solutions, Inc., a Florida corporation ("HQS"), whereby the business that PAL had acquired from PSC was transferred to HQS and the equity ownership interests in PAL were exchanged for the majority of the issued and outstanding shares of common stock of Silver Key Mining Company. On October 23, 2002, the effective time of the merger, the 100% equity interests of PAL were exchanged for an aggregate of 1,071,429 shares of our Common Stock. Stanford received 957,921 shares of our Common Stock issued pursuant to the Merger Agreement. An additional 237,399 shares were issued in connection with the merger to a third party in consideration of facilitating the merger. Prior to the merger, none of the holders of equity interests in PAL, including Stanford, owned any shares of Common Stock or had any other interest in our company.

Industry Background

 In March 2006, MedPAC, the Medicare Payment Advisory Commission, reported to Congress about the growth and profitability of post acute care including the home health industry. As of October 2005, there were more than 8,000 Medicare certified agencies providing skilled nursing, therapy, home health aide, or medical social worker services to beneficiaries in their homes. These companies range from facility-based agencies that are publicly traded or privately held companies and visiting nurse associations which range in size from 100 episodes a year to over 5,000 episodes in one agency. According to CMS, post-acute expenditures were over $36 billion in 2004 which accounts for 12% of Medicare spending. The number of certified home health agencies has grown 10% in the last year alone and growth is expected to continue. Home care is now one third of all post-acute spending. MedPAC studies show that home care is a more favorable setting for post-acute care proven by cost analysis and higher clinical outcomes. More examination of profitability and efficiency of home care versus other post-acute models continue to be a top priority for the government. To read more about the post-acute studies and the future of home care see the entire March 06 MedPAC report to Congress at http://www.medpac.gov.

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

In October 2000, the federal government introduced the Medicare Home Health Prospective Payment System (“PPS”). These rules require the collection and reporting of vast amounts of patient data that must be extracted, edited, corrected, formatted, exported and reported on rigorous schedules. The importance of ensuring the data is accurate and timely cannot be overstated, as the very success of a home care company participating in Medicare is dependent on meeting these requirements. Under these rules, home health agencies are mandated to prove that the care delivered improves the patient’s functional ability. The mandates introduce reimbursement levels calculated in advance based upon the assessed need of the patient. An error in collecting the data on the initial patient assessment can cost thousands of dollars in missed reimbursement. An error in collecting the data on the final assessment can bring on the rejection of an entire claim, or worse, an audit survey by a government agency that results in fraud and abuse charges.

The data must be collected using a standardized tool called the Outcome and Assessment Information Set (“OASIS”) to collect 109 data elements that must be reported to government agencies on rigorous schedules and must meet an extensive editing process. (There are over 400 mandated OASIS edits). It is critical for the home health business that the data is accurate and valid as the data is used to determine the level of reimbursement received for the care provided and is used by the government to measure, and publicly report on, the quality of care delivered.

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

Our Solution

We provide systems that are designed to assist our customers improve the quality of the data collected, identify clinical anomalies in nursing and therapy observations in the collected data, identify profit or loss potential, provide daily reports to assist with managing care delivery and compliance risk and benchmark observations about the data against our national database of over four million home care episodes. These services help manage the clinical, operational and financial aspects of a home care company in order to maintain a balance between the patient outcome and the Medicare reimbursement received. We refer to our products and services as our “PPS Advantage™” suite. PPS Advantage™ enables our customers to realize the following benefits:

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

A Data Edit and Correction Process That Ensures Data Accuracy Prior To Transmission.

Once data is received at our data services center, our software performs a series of edits on the data including the more than 400 published by the government and the more than 150 of our proprietary SmartEdits™ processes. These proprietary edits compare responses to multiple questions to ensure the clinical responses are valid and clinically consistent across the questionnaire. All edits are identified and any authorized user, anywhere on the Internet with proper security can review the edits and make appropriate changes on-line. Multiple people can collaborate in real time in making revisions on the same data. As a part of this process, our systems calculate, on demand, the anticipated reimbursement using the customer’s cost data and determines whether a profit or loss can be expected based on the responses to certain questions. This enables the customer to verify if the data is accurate and a loss, as an example, should stand or if some responses should be modified. The system allows a “what-if” approach to analyzing the impact of particular responses.

A Data Transmission Process That Is Cost Effective and Timely.

After the data is determined to be accurate and valid, our staff manages the transmission of the data to the government as required under the rules. Currently we transmit to over 40 states that act as intermediaries for the federal agency managing this program (the Centers for Medicare and Medicaid Services, or CMS). Reports posted to the state website are retrieved and posted to the customer portion of our site by our staff, substantially simplifying the customer’s job.

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

Growth Strategy

We believe that many home health agencies lack the technology and operational efficiency to succeed in today’s increasingly complex environment. Our objective is to extend our position as a leading provider of management solutions for home care and to enter the market for solutions to other post acute care industries. Key elements of this strategy include:

Leverage Our Existing Customer Base.

We believe significant opportunities exist to leverage our existing customer base by selling increased applications that we offer to customers that utilize less than the full suite of programs, as well as by expanding our suite of programs to provide our customers with enhanced functionality and increased transactional volumes. We intend to continue to develop our current service offerings and to introduce new solutions that assist in the management of specific disease states and complementary products or provide other industry services and may recommend, but not directly resell our services.

Offer Our Services to Other Segments of The Post Acute Industry.

We believe that the interest in tools to assist in the management of disease states and conditions will provide us with opportunities to further develop our platform to provide solutions to nursing homes, skilled nursing facilities and inpatient rehabilitation facilities.

Strategic Acquisitions Allowing Further Expansion of our Platform of Solutions and Customer Base.

  Management endeavors to increase our platform of solutions to the home health agencies we serve. Management believes there may be opportunities to expand our product offerings and/or customer base through strategic acquisitions. As a result, we regularly evaluate such opportunities.

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

Our products are designed to assist the homecare agency more effectively manage its business under the emerging requirements of CMS' Prospective Payment System. Our products streamline the collection, correction and submission process for mandated OASIS data; improve reimbursement rates; improve cash flow; ensure regulatory compliance; and provide decision support to improve clinical practice. Our services are offered on a transaction fee and a subscription fee basis. Our products are marketed under the PPS Advantage™ name.

PPS Collect™ is the umbrella name for a variety of methodologies by which a homecare agency's patient's OASIS assessment data can be submitted to our website. The offering includes faxing paper documents, uploading electronic files and keying data into an electronic form.

PPS Editor provides on-line access to patient assessment data and performs the following:

•	Enables homecare staff to view, edit and correct assessment data over the Web.

•
Applies 400 CMS specified, clinical validity rules and over 150 PPS Smart Edits developed by our company. PPS Smart Edits are logical and intuitive edits that assist in ensuring the completion of correct and valid assessment data prior to transmission to the state survey agency.

•	Assists clinical staff in identifying discrepancies and provides an explanation for ease of analysis and correction.

•	Enables verbal collaboration by multiple users over the telephone as they view the same data over the Web.

•	Applies CMS's PPS rules to the assessment data and calculates the reimbursement rate for the patient.

•	Calculates the anticipated profit/loss for the patient episode based on the Plan of Treatment information.

PPS Dashboard provides a "work-in-progress" status report for the assessment data received from each agency site including the following:

•	Displays assessment status relative to patient recertification and related deadlines mandated under PPS.

•	Assessment Error Report tracks errors, duplicate assessments, orphan assessments, patient episodes due to be re-certified and reports on assessment status relative to Lock Dates.

•	Also provides a rolling 7-day report of assessment status including a daily listing of patient episode counts and error references.

PPS Trans provides a single connection for the customer to our website that, in turn, provides communications links to various other locations.

PPS Outcomes is designed to enable agencies to monitor their patient status compared to our national database that includes in excess of two million assessments. PPS Outcomes supports the CMS Outcomes Based Quality Improvement (OBQI) process.

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

PPS Advisory is a consulting service that assists homecare agencies improve their performance under PPS as follows:

•	Interpret benchmarking data and how to use the data in order to improve operations and migrate toward "best practices."

•	Presents seminars, OBQI report analysis, assistance in CMS-required improvement Plan preparation and monitoring of improvement plans.

Customers

Our solutions are provided to home health customers ranging in size from single to large multi-site organizations. As of December 31, 2005, we had approximately 80 customers in 41 states with approximately 470 sites operating one or more of our programs. Our largest customer Amedisys, Inc., a publicly traded company, represented approximately 45% of our revenues for the year ended December 31, 2005. We are substantially reliant on the continued use of our products by Amedisys. Our only customer that accounted for 10% or greater of our revenues during the year ended December 31, 2005, was Amedisys, Inc.

Our largest customers, as measured by revenues during the twelve months ended December 31, 2005 include the following:

Amedisys, LLC	Girling Health Care	UMASS Memorial Home Health

Personal Touch Home Care	Mobile Medical Industries	Sta-Home Health Agency

We have entered into an information management and operations services agreement with Amedisys, Inc. Under the agreement we have agreed to provide Amedisys with an internet-accessed, multi-user, post-acute healthcare information system that permits Amedisys to accomplish certain information management functions. Under the agreement we are required to maintain a help desk that provides telephone advice and guidance for Amedisys and its employees. We receive certain fixed rates for the base services we provide to Amedisys, plus additional compensation in the event that Amedisys orders and receives additional services in connection with education or help desk services. The original term of this agreement was through February 24, 2004 and automatically extended for successive periods of one year unless either party delivers written notice to the other party of its election not to extend the term of the agreement at least 90 days before the expiration of the then current term. The term was extended through February 24, 2007 pursuant to the agreement. The agreement may also be terminated by either party: (1) in the event that the other party defaults in performance of any material provision of the agreement and such default continues and is not cured within 30 days of written notice of such default; (2) in the event that the other party commits any material act of dishonesty, gross carelessness or gross misconduct in the performance of the agreement; or (3) in the event that voluntary or involuntary proceedings are commenced for the winding up or dissolution of the other party or for any action or relief taken or suffered by the other party as bankrupt or insolvent under any bankruptcy or insolvency laws.

Sales and Marketing

We sell our services primarily through a direct sales force.  We currently have one sales person but anticipate increasing this number to four by the fourth quarter of 2006. Since mid-2003, we have focused on expanding our vendor partnerships to enhance vendor assisted referrals. Our largest partnerships are with Briggs Corporation, Stratis, Inc., Visiting Nurses Association of America (VNAA), and Magellan Business Partners.  Briggs is the largest supplier of clinical documentation systems for home health care and with whom we have jointly developed a selection of scanner-readable home health forms. Stratis, Inc. is a provider of software solutions for private duty and Medicare certified agencies. VNAA with 200+ agencies has certified HQS as a GPO member. Magellan is a sales, marketing, technology management services company with a strong relationships with large consulting organizations. Briggs, Stratis, VNAA and Magellan refers leads to us identified during its sales process.

In 2004, we began our first national advertisement campaign focused on brand name recognition. We currently have year long advertisements placed in the two prominent industry publications: Success In Home Care and The Remington Report. In 2006, we also plan to add marketing staff to develop our public relations telemarketing and direct mail campaigns. We also plan to improve our use of our World Wide Web site for generating sales leads and increasing market awareness.

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

In 2004, we initiated development projects to produce new and enhanced products. The first such product, the HQS Medications Risk Manager, was introduced into beta test with one of our large customers in October 2005. This product will not add material revenue during 2006. General release is presently scheduled for Q2 of 2006. We expect to introduce two other new services that will be introduced into beta test mid 2006 with others to follow over the balance of that year. These products are not expected to add material revenue during 2006. Development of the underlying software will be produced with existing staff. Other research and development expenses associated with these products is not material and will increase slightly to cover costs related to short term software development contractors or consultants that will be used in the development cycle.

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

Data Center Technical Services manages and supports the computer and communications infrastructure used by our customers including Web services administration, communications administration, application administration, database administration, systems administration and LAN administration.

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

Encryption and Security from Hackers

Our company-owned services, software and communications equipment and the customer data integral to our service delivery are hosted at a Qwest CyberCenter in Tampa, Florida (“Qwest”). Qwest reports that its facilities are designed to withstand up to Category 5 hurricanes. Notwithstanding these assurances, there can be no guarantee that we would be able to operate effectively were the Qwest site to be damaged by a terrorist event or act of nature.

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

Competition

The market for healthcare information systems is intensely competitive. The competitive factors affecting the market for our services include:

•    vendor and product reputation,

•    reliability of the service,

•    availability of products on preferred computer and communications platforms,

•    scalability,

•    integration with other applications,

•    functionality and features,

•    ease-of-use,

•    quality of support,

•    documentation and training,

•    product quality and performance,

•    product innovation,

•    price, and

•    effectiveness of marketing and sales efforts.

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

Proprietary Rights and Licenses

We depend significantly upon proprietary technology. We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures and nondisclosure and other contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We believe that, because of the rapid pace of innovation within the computer software industry, factors such as the technological and creative skills of our personnel, frequent product enhancements and reliable service delivery and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of our technology.

We distribute our products under services agreements that grant a customer a nonexclusive right to use our services for the customer's internal operation by designated users at designated sites. The service agreements may require us to make arrangements for hot standby systems or to deposit the source code and data necessary to deliver our services in an escrow account that may be accessed by the customer in the event of our company's liquidation, dissolution or bankruptcy, or if we fail to cure a material breach of contract.

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

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") establishes rules, regulations and penalties for ensuring the privacy of patient health information. In addition, HIPAA requires standards for the electronic interchange of healthcare and claims data. Though HIPAA will affect all aspects of all healthcare providers' operations, the greatest impact will be in the information technology area. The patient health information privacy phase of HIPAA went into effect in April 2003 and the standards for electronic interchange went into effect in October 2003. Conforming to the requirements is a difficult and expensive task. The preliminary document from CMS outlining the regulations exceeds 250 pages.

We have taken various steps to comply with HIPAA. Employees have been educated on the law's effects and a policy and procedure manual has been developed. We have appointed a privacy officer and a compliance officer whose duties include:

•    Tracking regulatory changes;

•    Performing initial and ongoing privacy risk assessments;

•    Identifying all sources of Protected Health Information ("PHI");

•    Conducting compliance monitoring activities;

•    Providing guidance for Product Management;

•    Managing education and training;

•    Managing and ensuring sanctions for failure to comply; and

•    Monitoring and reviewing all system-related information security plans to ensure compliance.

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

Employees

At December 31, 2005, we had 59 full time employees, including two in sales; four in product management, education and implementation; 39 in operations and customer service; seven in software development; two in hardware support; and five in administrative and finance positions. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.

Available Information

         We file annual reports, quarterly reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

ITEM 2.  PROPERTY

We currently rent approximately 13,617 square feet of executive office space located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609. We rent this space for approximately $21,600 per month. The lease term is through January 31, 2009. This space is adequate to maintain and expand our business operations.

We also have a one year agreement with Qwest CyberCenter for our collocation of our data servers. Cost is approximately $5,000 per month. The current services agreement with Qwest extends from July 1, 2005 until June 30, 2006 and is automatically renewable for additional one year terms.

ITEM 3.  LEGAL PROCEEDINGS

There are currently no material legal proceedings, nor pending legal proceedings involving our company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock has been listed for trading on the OTC Bulletin Board ("OTCBB") since June 3, 2002. Effective February 21, 2006, our trading symbol changed to “HSSO.” Until March 23, 2005, there was no trading activity for our Common Stock since it became eligible for trading on the OTCBB. The following table sets forth the range of high and low bid prices for our Common Stock for the periods indicated.

2005	High	Low

1st Quarter	$2.30	$0.25
2nd Quarter	2.45	1.05
3rd Quarter	1.25	.30
4th Quarter	.55	.30

2006

1st Quarter (thru March 27, 2006)	.60	.25

These prices may not be accurate indicators of the value of our shares. Bid and asked prices entered by market makers are inter-dealer price quotations and do not reflect retail markup, markdown or commissions.

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

Holders

As of December 31, 2005, there were 73 holders of record of our Common Stock.

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

Related Stockholder Matters

In connection with our acquisition of HQS, 125,001 shares of Common Stock were issued to Deluxe Investment Company. Such shares were subject to an escrow agreement which provided, among other things, that if we did not receive third party financing from sources other than Stanford, our principal stockholder, on or before October 22, 2004, that the 125,001 shares of Common Stock held by Deluxe would be immediately returned to the Company and cancelled. As required under the escrow agreement, on November 10, 2004, we sent the escrow agent a demand for the shares. On or about May 5, 2005, the certificates representing the shares were tendered to our transfer agent and cancelled. The shares are reflected as authorized, but unissued.

On March 28, 2005, we issued incentive stock options to purchase an aggregate of 49,500 shares of our Common Stock to five employees under the 2003 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The options are exercisable at $3.50 per share and vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2005. The options expire on the earlier of June 1, 2010 or the employee leaving the Company. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The options contain legends restricting their transferability absent registration or applicable exemption. On March 28, 2005, we also canceled 35,750 previously issued options as the option holders are no longer employed by the Company.

On May 9, 2005, we issued incentive stock options to purchase an aggregate of 9,250 shares of our Common Stock to four employees under the Plan. The options are exercisable at $3.90 per share and vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2005. The options expire on the earlier of June 1, 2010 or the employee leaving the Company. On May 9, 2005, we also issued non-qualified stock options to purchase an aggregate of 10,000 shares of Common Stock to our two outside directors. Such options shall have an exercise price of $3.90 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of board membership subsequent to May 9, 2005, with the unexercised portion of such respective options to expire June 1, 2010 or should the director leave the Board of Directors. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain a legend restricting their transferability absent registration or exemption. The employees had access to information about the Company and had the opportunity to ask questions about the Company at the time of the option issuance. As of December 31, 2005, 371,250 stock options were issued leaving an unissued stock balance of 128,750.

On November 8, 2005, we entered into a Preferred Stock Purchase Agreement with our principal stockholder, Stanford International Bank Ltd. We agreed to issue to Stanford our Series C Preferred Stock at a price of $2.00 per share together with warrants exercisable for 3/10 of a share of Common Stock for each share of Series C Preferred Stock purchased. The Warrants are exercisable at a price of $0.001 per share. On November 8, 2005, we refinanced the outstanding amount of $1,250,000 under the loan and security agreement with Stanford by issuing 625,000 shares of preferred stock and issued an additional 100,000 shares of preferred stock to meet working capital needs through December 31, 2005. Of the Series C Preferred Stock purchases, $237,789 has been attributed to the fair value of the warrants and included in additional paid in capital. We have an additional 200,000 shares to draw upon under the Preferred Stock Purchase Agreement on two weeks’ notice and the agreement provides for an additional 3.7 million preferred shares that may be sold to Stanford to provide us with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion.

As required under the Preferred Stock Purchase Agreement between the Company and Stanford, warrants to purchase up to an aggregate of 217,500 shares of our Common Stock at an exercise price of $0.001 per share were issued in conjunction with the issuance of the Series C Preferred Stock. Of the Series C Preferred Stock purchases, $237,789 has been attributed to the fair value of the warrants and included in additional paid in capital. 108,750 of the warrants were issued to five of Stanford’s assignees. All the warrants were exercised in December, 2005, and 217,500 Common Stock shares issued.

On December 9, 2005 a registration statement filed with the SEC registering the re-sale of an aggregate of 735,404 shares (post reverse split) of our Common Stock was declared effective by the SEC. We receive no proceeds from the sale of shares included in the registration statement, as the registration statement prospectus covers shares being offered for resale by certain selling shareholders.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Through our wholly owned subsidiary, HQS, we design, develop, market, sell and support web-based, management information and business intelligence services that assist home health care companies effectively manage the clinical, operational and financial aspects of their business. Our systems are implemented on our customers’ standard personal computers with access to the Internet over Microsoft Internet Explorer. Our architecture and fee structure enable our customers to rapidly and cost-effectively implement our systems for a modest transactional fee charged when a customer uses our programs to make patient clinical assessments. These systems have been designed to assist our customers to:

•    Increase revenue;

•    Reduce cost;

•    Standardize processes;

•    Improve the quality of patient outcomes; and

•    Minimize regulatory compliance risk.

Our products address the issues of measuring quality of care while simultaneously reducing costs, improving patient outcomes and minimizing compliance risk. Effective management of home health agencies requires accurate collection of many data elements and using this data to determine the reimbursement for the care and to measure and improve the quality of the care delivered. Our services offer cost-effective, accurate and automated methods of improving the quality of the data collected and enable our customers to use the data to provide daily reports that identify anomalies in clinical observations, identify profit or loss potential for an episode of care, and assist with managing regulatory compliance risk and performing benchmark observations about the data against our national database of over four million episodes of care.

Our services assist home health care agencies on a daily basis to collect, edit and correct the OASIS Data and, through daily and other periodic reports, assist in the management of regulatory compliance risk and measurement of the patient outcome. The patient assessments containing the OASIS Data are the “transactions” on which we base our charges for these services.

We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of December 31, 2005, we had approximately 80 customers in 41 states with approximately 470 sites using one or more of our services. During December 2005, our customers processed over 66,000 patient clinical assessments using our programs.

In 2005 there were about 8,000 Medicare certified home health agencies nationally that provided services to 2.8 million patients. The Balanced Budget Act of 1997 included mandates to the Centers for Medicare and Medicaid Services (CMS) to establish a Prospective Payment System (PPS) to reduce the cost of the home health benefit and to measure the effectiveness of the care delivered. The regulations are being implemented in phases over time and include a requirement that home health agencies collect assessment data on each patient at start-of-care, recertification and at discharge (OASIS Data). These assessments determine the reimbursement for each patient for a 60 day episode of care.

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

From February through June 2003, we rolled-out our new transaction-based pricing services to 45 sites of Amedisys, Inc., a publicly-traded home health care agency, doubling our transaction-based volume from 10,000 to 20,000 per month. Simultaneously, we marketed these new services to our existing subscription customers. Those incumbent customers that accepted the new services changed from a subscription basis to the new transaction basis. Where the customer would not agree to move up to the new services, the majority of these customers were dropped Though the majority of these customers were small single site agencies, one customer that used only our PPS Trans (subscription) services that was dropped submitted over 100,000 assessments per year for processing. As this customer generated substantial negative gross margin, eliminating it from the statistics not only increased the average charge per transaction but improved our gross margin. Currently, approximately 15% of our customers remain on a subscription basis and due to their small size, we do not anticipate converting them to a transaction basis.

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

We believe that we achieve best results with larger, multi-site customers who tend to have more sophisticated managements. These home health care agencies are expanding organically and through acquisition. We believe that our results of operations are best enhanced by adding an additional site of a current customer than to bring on a single site new customer.

Evaluation of Company Performance and Financial Condition

The principle factor our management analyzes in evaluating our performance is changes in our principal sources of revenue. As a business that provides transaction processing services based on patient assessments submitted for processing by our customers, management focuses on circumstances that influence assessment volume. Management therefore focuses primarily on the volume of transaction sites added and the number of transactions processed in each fiscal period to evaluate our performance. To a lesser extent, management evaluates the efficiency of our operation and our staffing levels by reviewing changes in our revenue per employee and expenses per employee (which is determined by dividing revenue or expense during a period by the weighted overage headcount). To evaluate the effectiveness of our finance department and the strength of our financial position, management reviews our days of sales outstanding for each period.

Operational Risks and Challenges

Management believes that as we grow and expand our hosted on line services, we may increasingly encroach on the market of larger, more established vendor’s software offerings. It is likely that one or more of these more financially capable companies will develop a competing service.

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

Research and Development

In 2004, we initiated development projects to produce new and enhanced products. The first such product, the HQS Medications Risk Manager, was introduced into beta test with one of our large customers in October 2005. This product will not add material revenue during 2006. General release is presently scheduled for the first quarter of 2006. We expect two other new services will be introduced into beta test mid 2006 with others to follow over the balance of that year. These products are expected to add material revenue during 2006. Development of the underlying software will be produced with existing staff. Other research and development expenses associated with these products is not material and will increase slightly to cover costs related to short term software development contractors or consultants that will be used in the development cycle

Significant Accounting Policies

Revenue Recognition

We follow the guidance of the SEC’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive. We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Currently, we primarily employ a web-based application service provider model to deliver our services to our home healthcare customers. In instances where the customer specifies final acceptance of the system or service, we defer revenue until all acceptance criteria have been met. Our revenue is classified into two categories: recurring and non-recurring. For the year ended December 31, 2005 approximately 93% of our total revenue was recurring and 7% was non-recurring. We price these services primarily on a transaction fee basis (calculated based upon the number of patient clinical assessments made by a customer during a period) and, to a lesser extent, on a subscription fee basis. Clinical assessments, which are mandated by Medicare, require Home Health Care Agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge. Our products, PPS Collect, Editor, Executive, Dashboard, Trans, Outcomes, and Oasis Auditor. all assist in the collection of assessment data and are all charged on a transaction basis and this recurring revenue is typically billed and recognized monthly. We earn the revenues from subscriptions ratably over the period of the respective agreement, generally one year. We record cash payments received in advance or at beginning of a contract as deferred revenue. We recognize transaction fee based revenues in the period the transaction is processed. We generate non-recurring revenue from implementation fees, consulting, training and customer support services and this non-recurring revenue is charged to customers on a fee basis usually based upon time spent. We recognize implementation fees in the month that the customer goes live and we recognize training, consultation, advisory and support revenue in the month that the service is performed. Implementation costs consisting of payroll and travel are expensed in the same period implementation fees are recognized. Typical sales terms would be 30 days from the date of invoice.

We currently recognize cancellations, allowances or discounts as they occur. This practice is based on factors that include, but are not limited to, historical cancellations and analysis of credit memo activities. Cancellations, allowances and discounts are not material.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received. We also establish an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, we review past due receivables and give consideration to prior collection history and changes in the customer’s overall business condition. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may require us to reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Software Development Costs

We capitalize certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratably amortized using the straight-line method, over the estimated useful lives of the related applications of three years. We make on-going evaluations of the recoverability of our capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount that the unamortized software development costs exceed net realizable value.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board issued FAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flow.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.. We are evaluating the requirements under SFAS 123R and does not expect the adoption to have a significant impact on our consolidated statements of income and net income per share.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Results of Operations Data

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

	For the Year Ended December 31,
	2004	2005
Net sales	100%	100%
Cost of sales	47	46
Gross profit	53	54
Operating expenses:
Selling and marketing	27	16
Research and development	16	15
General and administrative	35	29
Depreciation and amortization	4	4
Interest	1	2
Total operating expenses	83	66
Other non-operating expense	1	0
Net income (loss)	(31)	(12)

Statistical Data

The following table sets forth certain statistical data for each of the periods indicated. Our total assessments are the number of patient OASIS assessments received from customers including both transaction and subscription customers. Transaction revenue is derived by multiplying the transaction assessments received in the period multiplied by the customer’s per assessment charge. Subscription revenue is calculated based on a yearly subscription fee, regardless of the number of assessments received, and earned ratably over twelve months. The average charge per transaction is calculated by dividing the transaction revenue by the number of transactions assessments.

	For the Year Ended December 31,
	2004	2005
Total customers (weighted average)	99	86
Total customers (end of period)	100	79
Total sites (weighted average)	344	407
Total sites (end of period)	373	471
Total assessments	628,158	725,664
Transaction customers (weighted average)	77	71
Transaction customers (end of period)	81	67
Transaction sites (weighted average)	323	393
Transaction sites (end of period)	356	459
Transaction assessments	610,034	709,987
Transaction revenues	$3,198,730	$3,920,689
Average charge per transaction	$5.24	$5.52
Subscription customers (weighted average)	22	14
Subscription customers (end of period)	19	12
Subscription sites (weighted average)	21	14
Subscription sites (end of month)	17	12
Subscription assessments	18,124	15,677
Subscription revenue	$211,549	$46,463
Training revenue	$123,812	$99,033
Implementation and set-up revenue	$64,375	$96,250
Other revenue	$39,161	$50,385
Weighted average headcount	45	50
Days sales outstanding	44	53

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues for the year ended December 31, 2005 were $4,212,819 and for the year ended December 31, 2004 were $3,637,626, an increase of $575,193 or 16%. This increase resulted primarily from price increases and an increase in assessment transaction volume from existing customers.

The largest contributor to our revenue growth during the period was the increase in our transaction based revenue. Our average charge per transaction increased 5% to $5.52 during the twelve months ended December 31, 2005, from $5.24 during the twelve months ended December 31, 2004, and the number of transactions processed increased 16% to 709,987 during the twelve months ended December 31, 2005 from 610,034 during the twelve month period ended December 31, 2004. Revenues for these transactions increased 23% from the same period last year to $3,920,689 from $3,198,730. This $721,958 increase in our transaction revenue is comprised of a 73% increase attributed to increased volume and 27% of the increase is attributed to price increases. The price increase is primarily due to the loss of small customers that discontinued services due to price increases and the addition of new customers at a higher rate per transaction. The number of transaction based customers decreased 17% to 67 customers at December 31, 2005 compared to 81 customers at December 31, 2004. During the year ended December 31, 2005, the number of transaction based sites increased 29% to 459 from 356 at December 31, 2004 and the number of subscription based sites decreased 29% to 12 from 17 at December 31, 2004.

Cost of sales for the year ended December 31, 2005 and the year ended December 31, 2004, respectively, were $1,941,735 and $1,727,205, or 46% and 47% of revenues. We include as part of our cost of sales the employee costs incurred from our customer service department, data verification department, implementation department and our clinical educators. Other costs include travel for our customer service personnel, professional fees, accreditation fees, teleconferencing, assessment forms shipping, depreciation expense for our internally developed software and hosted data center expense. The $214,530, or 12%, increase in the cost of sales is principally attributed to an increased staffing in our customer service and training and education departments to support the increased customer volume resulting in an increase of $211,421 in salaries and related expenses, increase in travel expense of $17,065 due to increased travel to customer sites for training and education, and an increase of $16,461 in communication expense due primarily to increased tele-conferencing expense resulting from increased customer training, These increases are partially offset by a decrease of $26,998 in professional services resulting primarily from the decrease in use of temporary staffing.

Operating expenses for the year ended December 31, 2005 and the year ended December 31, 2004, respectively, totaled $2,760,679 and $3,005,950, resulting in a decrease in operating expenses of $245,271, or 8%. Operating expenses were comprised of selling and marketing, research and development, general and administration, depreciation and amortization and interest.

Selling and marketing expense for the year ended December 31, 2005 and the year ended December 31, 2004 was $660,037 and $966,870, respectively, resulting in a decrease in selling and marketing expense of $306,833 or 32%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales personnel, trade shows, advertising, telephone, teleconferencing, and office expense. The principal reason for the decrease was the decrease in salaries and benefits of $233,444 due to the decrease in the sales and marketing staff, commissions decreased $22,159 due to decreased new sales and the decrease in the number of sales people, marketing and promotion decreased $32,725 due primarily to a decrease in advertising expense, travel decreased $12,836 due to the decrease in staffing and a $5,694 decrease in professional fees primarily due to a decrease in recruiting fees paid in 2005. We anticipate increasing our sales staff by three additional sales people in 2006. We anticipate hiring our first sales person in the second quarter and then adding one sales person in both the third and fourth quarter of 2006.

Research and development expense was $629,473 for the year ended December 31, 2005 and the year ended December 31, 2004 was $576,194, resulting in an increase in research and development expense of $53,279 or 9%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, and supplies. The principal reason for the increase was an increase in salaries and benefits of $27,277 due to the increase in our development staff and an increase of $11,225 in professional fees for contract labor for developers.

General and administration expense was $1,221,470 for the year ended December 31, 2005 and $1,269,242 for the year ended December 31, 2004, a decrease of $47,772, or 4%. Included in our general and administration expense are salaries and related expenses for our executive officers and administrative employees. Also included in general and administration are corporate costs such as, but not limited to, legal and accounting, utilities, rent, office supplies and office equipment.

Depreciation expense was $167,713 for the year ended December 31, 2005 and $144,533 the year ended December 31, 2004, an increase of $23,180 or 16%. The principal reason for the increase in depreciation expense of $23,180 is the acquisition of computer equipment to support our growth and to keep our systems updated.

Interest expense was $81,986 for the twelve months ended December 31, 2005 and $49,111 for the twelve months ended December 31, 2004, an increase of $32,875. The principal reason for the increase in interest expense is due to the additional $200,000 in loan and security agreement proceeds received during 2005 under the loan and security agreement.

Other non-operating expense was $0 for the twelve months ended December 31, 2005 compared to $29,139 for the twelve months ended December 31, 2004. The $29,139 represents an additional amount of tax due to the IRS on the outstanding tax liability we had assumed from a predecessor company.

The weighted average head count for the twelve month period ended December 31, 2005 was 50 and for the twelve months ended December 31, 2004 it was 45, resulting in an increase in the average headcount of five or 11%. The increase in staffing is principally attributed to the increased staffing in our verification department. Revenue per employee for the twelve months ended December 31, 2005 was $84,256 compared to $80,836 for the twelve months ended December 31, 2004 resulting in an increase of $3,420 per employee or 4%. The increase was due to the increase in transaction assessment volume of 99,953, or 16%, for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004. These additional 99,953 assessments were handled with an 11% increase in the weighted average head count. The average price per transaction assessment increased to $5.52 for the twelve months ended December 31, 2005 compared to $5.24 for the twelve months ended December 31, 2004. This increase in price per transaction assessment, the increased transaction volume and our fixed administrative staffing levels, and our 11% increase in the weighted average head count has increased our profit margin per assessment.  Management believes that the increase in revenue per employee from prior periods indicates that operations continue to have positive growth. We anticipate revenue per assessment will continue to increase as our revenue from current products increase since we have the capacity to process additional assessments with only a minimal increase in customer service staffing over the next twelve months. Our goal for revenue per employee is $100,000 of revenue annually per employee.

Liquidity and Capital Resources

We have incurred an accumulated deficit at December 31, 2005 of $13,012,275 compared to $12,284,891 at December 31, 2004. We have working capital at December 31, 2005 of $619,775 compared to working capital of $330,507 at December 31, 2004. We have incurred net operating losses for the year ended December 31, 2005 and December 31, 2004 of $489,595 and $1,095,529, respectively.

On November 8, 2005, we entered into a Preferred Stock Purchase Agreement with our principal stockholder, Stanford International Bank Ltd. We agreed to issue to Stanford our Series C Preferred Stock at a price of $2.00 per share together with warrants exercisable for 3/10 of a share of Common Stock for each share of Series C Preferred Stock purchased. The Warrants are exercisable at a price of $0.001 per share. On November 8, 2005, we refinanced the outstanding amount of $1,250,000 under the loan and security agreement and have drawn down an additional $200,000 of working capital through December 31, 2005. We have an additional $400,000 to draw down under the Preferred Stock Purchase Agreement on two weeks’ notice and the agreement provides for an additional $7.4 million that may be sold to Stanford to provide us with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion. We believe that the $400,000 available to us under the Preferred Stock Purchase Agreement and an additional $350,000 from the Preferred Stock Purchase Agreement for working capital, together with funds generated from operations, will be sufficient to meet our liquidity needs over the next twelve months.

On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford. Under this agreement, interest accrued at the rate of 8% per annum and principal matured and became payable three years from the date of the loan. The loan was secured by a security interest in all of the assets of our company and HQS and a corporate guaranty that was executed in favor of Stanford. HQS had borrowed $1,250,000 against the loan and security agreement when on November 8, 2005, we refinanced the outstanding amount of $1,250,000 by entering into the Preferred Stock Purchase Agreement with Stanford and thus terminating the loan and security agreement.

Operating activities used $74,671 for the twelve months ended December 31, 2005, whereas such activities used $710,230 for the twelve months ended December 31, 2004. Cash used by operating activities for twelve months ended December 31, 2005, is primarily attributable to a net loss of $489,595 an increase of $242,783 in accounts receivable and a decrease in deferred revenue of $20,076. These were partially offset by non cash items such as depreciation and amortization of $667,224, and an increase in accounts payable of $13,209.

Investing activities used $273,505 for the twelve months ended December 31, 2005, whereas such activities used $199,972 for the twelve months ended December 31, 2004. Cash used in investing activities in 2004 is attributable to purchases of property and equipment of $93,798 and capitalized software development cost of $179,707.

Financing activities provided $386,885 for the twelve months ended December 31, 2005, whereas such activities provided $1,038,695 for the twelve months ended December 31, 2004. Cash provided by financing activities in 2005 is primarily attributed to $200,000 in proceeds from the Loan and Security Agreement, and $1,450,000 in proceeds from the Preferred Stock Purchase Agreement. These are partially offset by the repayment of the Loan and Security Agreement with Stanford of $1,250,000 and repayment of $13,550 of the capital lease obligation.

Cash at December 31, 2005 and December 31, 2004, respectively, was $338,930 and $300,221. At December 31, 2005 and December 31, 2004, respectively, we had total stockholders’ equity of $1,082,180 and $121,340. During the year ended December 31, 2005, we received proceeds from the loan and security agreement with Stanford in the amount of $200,000 and an additional $200,000 from the Preferred Stock Purchase Agreement.

Accounts receivable at December 31, 2005 was $686,164 as compared to $455,440 at December 31, 2004, an increase of approximately 50%. Days of sales outstanding was 53 days for the year ended December 31, 2005 compared to 44 days at December 31, 2004. Our standard contract states that payment is due within 30 days of the date of the invoice. For the year ended December 31, 2005, 45% of our revenues were generated from Amedisys and 61% of our accounts receivable were due from Amedisys. As disclosed under “Risk Factors,” the loss of Amedisys would materially decrease our revenues. We believe that our services are an integral part of the Amedisys daily operation having a direct impact on Amedisys clinical, financial and field operations.

Other assets at December 31, 2005 were $552,234 as compared to $936,695 at December 31, 2004. These amounts were primarily due to property and equipment of $447,266 and $841,462, respectively, which consist principally of $218,310 and $538,113, respectively, of internally developed software. The decrease in internally developed software is due to an increase in accumulated depreciation which is partially offset by capitalized software development costs for the year ended December 31, 2005 pursuant to SOP 98-1.

Accounts payable and accrued expenses at December 31, 2005 and December 31, 2004 were $249,859 and $242,101, respectively.

We anticipate that cash requirements will remain at the current level for the next 12 months as we plan on continuing to utilize current resources to continue improving our infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate proceeds from the Preferred Stock Purchase Agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through December 31, 2006. As of December 31, 2005, there were no commitments for long-term capital expenditures.

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-KSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	Expectations of future financial performance

•	Market acceptance of new product introductions

•	Plans related to our capital expenditures;

•	Assumptions regarding exchange rates

•	Potential Acquisitions

Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

•	Access to sufficient working capital to meet our operating and financial needs;

•	Our ability to respond to growing competition in our markets for web-based, management information and business intelligence services as well as the extent, timing and success of such competition;

•	Our ability to expand into new markets and to effectively manage our growth;

•	Changes in, or failure to comply with, applicable governmental regulation;

•	General economic conditions or material adverse changes in markets we serve;

•	Risk that our analyses of these risks could be incorrect and that the strategies developed to address them could be unsuccessful;

•
Changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings;

•	Integrating the operations of newly acquired businesses;

•	Successful deployment of new products and realization of material savings therefrom;

•	Various other factors discussed in this filing;

Industry trends and specific risks may affect our future business and results. The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, results of operations and stock price. Factors, which could cause results to differ from expectations, include risks described in greater detail below.

Risk Factors

You should carefully consider the risks described below before making an investment decision. This disclosure highlights all material risks regarding our business and this offering.

We have a history of losses and if these losses continue you may lose your entire investment in our company.

We have a history of operating losses in our business and have incurred significant net losses since our inception. For the fiscal year ended December 31, 2005, we incurred net losses totaling $727,384. At December 31, 2005, we had an accumulated deficit of $13,012,275. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section.

Our continued operating losses have contributed to the deterioration of our cash position. We expect that cash on hand together with funds available to us under our Preferred Stock Purchase Agreement with our principal stockholder will permit us to fund our operations for the next twelve months. Unexpected increases in negative cash flow from operations or the unavailability of funds under our line of credit would cause us to require additional external financing before that time. Under those circumstances, if we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations. In such event, the shares of our Common Stock may cease to have any value.

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

One of our customers accounts for approximately 45% of our business and the loss of this significant customer would materially decrease our revenues.

We had one customer, Amedisys, Inc., who accounted for approximately 45% of our revenue for the twelve months ended December 31, 2005 and 32% of our revenues for the year ended December 31, 2004. The loss of this customer would materially decrease our revenues. Please see “Customers” for a discussion of our agreement with Amedisys.

We have a long sales cycle and may not be able to increase revenues as quickly as we must increase staffing to support additional activity. If we increase our staffing in anticipation of additional revenues that are delayed, we may incur losses which could result in you losing your investment in our company.

Because most home health care agencies have not utilized management information systems to enhance their financial and clinical performance, selling our solutions requires us to educate potential customers on our solutions’ uses and benefits. As a result, our services have a long sales cycle, which can take up to eight months. Consequently, we face difficulty predicting the quarter in which revenues from expected customers may be realized. The sale of our services is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant information technology commitments. If we increase our staffing in anticipation of additional revenues and those revenues are delayed, we may suffer losses.

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

We expanded our computer operations infrastructure in anticipation of our current and potential customer growth potential. Additionally, we must continue to develop and expand our services and operations infrastructure as the number of individual users accessing our services within each healthcare provider increases. The pace of our anticipated expansion, together with the level of expertise and technological sophistication required to manage infrastructure and provide implementation and support services, demands an unusual amount of focus on the transaction processing needs of our current and future customers for quality, on-line response time and reliability, as well as timely delivery of information and support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources.

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

Monitoring and ensuring our services are compliant with changes in Medicare Conditions of Participation (CoPs), provisions of the Health Insurance Portability and Accountability Act (HIPAA) and other regulatory requirements increase the levels of staff expertise we must maintain and require modifications to our internal operations and software underlying our services. Modifications can typically be completed within a timely basis. However, if we do not maintain an appropriate level of regulatory compliance or we incorrectly implement a required regulatory change we may experience negative publicity, the loss of customers, the slowing down of sales cycles which would decrease our revenues. Please see “Business - Product Development” for a discussion on product modification due to regulatory requirements.

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

In 2004 we initiated development projects to produce new and enhanced services for delivery in late 2004. Introduction of these systems was delayed as resources were re-assigned to meet federal regulatory changes. We currently expect to release a number of new products and enhancements to existing products in mid 2006 and late 2006 and we do not anticipate that a material portion of our service revenue growth in 2006 will come from these new releases. If we experience material delays in introducing new products and enhancements, our prospects for growth will be impaired and our reputation with our customers may be damaged. The market for management information tools is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in government regulation, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies, changes in applicable government regulation and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products while developing and introducing new products on a timely basis that keep pace with technological developments and government regulations and satisfy increasingly sophisticated customer requirements.

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

Our company-owned server, software and communications equipment and the customer data integral to our service delivery is hosted at a Qwest CyberCenter in Tampa, Florida. In the event our agreement with Qwest is terminated, we believe there are several third party hosting facilities that can provide us with adequate services. However, there can be no assurance that we would be able to operate effectively if the Qwest agreement were to be terminated without notice or the Qwest site is damaged by a terrorist event or act of nature. If the Qwest agreement is terminated or Qwest’s operations suspended without notice, our operations would be suspended until we replaced Qwest, which would significantly decrease our revenues.

Our future success is dependent on the services of our key management, sales and marketing, professional services, technical support and research and development personnel, whose knowledge of our business and technical expertise would be difficult to replace.

Our products and technologies are complex, and we are substantially dependent upon the continued service of existing key management, sales and marketing, professional services, technical support and research and development personnel. All of these key employees are employees “at will” and can resign at any time. The loss of the services of one or more of these key employees could slow product development processes or sales and marketing efforts or otherwise harm our business. The market for these highly skilled employees is characterized by intense competition, which is heightened by their high level of mobility. These factors make it particularly difficult to attract and retain the qualified technical personnel required. We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. If we fail to recruit and retain a significant number of qualified technical personnel, we may not be able to develop, introduce or enhance products on a timely basis. If we are unable to retain or hire qualified employees, our business will fail and you may lose your entire investment.

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

If we are subject to a claim that we infringe a third-party’s intellectual property, we may have to replace our current products, pay royalties to competitors or suspend operations, any of which could significantly increase our expenses.

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

Any such claims, with or without merit, could:

▪	Be time consuming to defend;

▪	Result in costly litigation;

▪	Divert management’s attention and resources;

▪	Cause product shipment delays;

▪	Require us to redesign products;

▪	Require us to enter into royalty or licensing agreements; or

▪	Cause others to seek indemnity from us.

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

We currently do not offer account terms to our customers, however, we may experience problems as our business grows and if we extend credit to our customers. The collection of our accounts receivable is affected by several factors, including our credit granting policies, our customers’ ability to pay, and industry and economic conditions. Adverse changes in any of these factors, many of which we cannot control, could create delays in collecting or an inability to collect our receivables. If we are not able to collect our receivables within the time anticipated, we would need to seek external financing in order to continue our operations as planned.

Our shares of Common Stock are thinly traded and you may find it difficult to dispose of your shares of our stock, which could cause you to lose all or a portion of your investment in our company.

Our shares of Common Stock are currently quoted on the OTC Bulletin Board. Trading in shares of Common Stock has begun and we expect to have only a limited trading market in the foreseeable future. As a result, you may find it difficult to dispose of shares of our Common Stock and you may suffer a loss of all or a substantial portion of your investment in our Common Stock.

Our Common Stock is covered by SEC “penny stock” rules which may make it more difficult for you to sell or dispose of our Common Stock, which could cause you to lose all or a portion of your investment in our company.

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

Our principal shareholder, Stanford, owns or controls approximately 82% of our Common Stock. This shareholder is able to control the outcome of shareholder votes, including votes concerning amendments to our charter and by-laws and the approval of significant corporate transactions like a merger or sale of our assets. Although none of our directors or officers are affiliated with Stanford or have any relationships with Stanford, Stanford is able to control the election of the board of directors through its ownership of a majority of our Common Stock. In addition, Stanford has provided us with significant financing. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.

We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of Common Stock.

Our articles of incorporation permit our board of directors to issue up to 15,000,000 shares of preferred stock without shareholder approval. Currently 725,000 shares of the preferred stock are issued and outstanding. Shares of preferred stock, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and Nevada law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our Common Stock.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements and the related notes are set forth commencing on page F-1 attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Health Systems Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Health Systems Solutions, Inc. as of December 31, 2005 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Systems Solutions, Inc. as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

By:	/s/ Sherb & Co., LLP

            Sherb & Co., LLP   Certified Public Accountants

New York, New York

March 20, 2006

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS

Current assets:
Cash	$338,930
Accounts receivable, net of allowance for doubtful accounts
of $17,058	686,164
Prepaids and other current assets	81,484

Total current assets	1,106,578

Property and equipment, net of accumulated depreciation
and amortization of $411,646	228,956

Software development costs, net of accumulated amortization
of $1,590,830	218,310

Security deposits	23,484

Total assets	$1,577,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligation	$15,268
Accounts payable	81,676
Accrued expenses	168,183
Deferred revenue	221,676

Total current liabilities	486,803

Capital lease obligation, net of current portion	8,345

Total liabilities	495,148

Stockholders' equity
Preferred Stock; 15,000,000 shares authorized;
Series C $2.00 Convertible; 4,625,000 authorized,
725,000 shares issued and outstanding	1,450,000
Common Stock; $.001 par value; 150,000,000 shares authorized;
5,615,905 shares issued and outstanding	5,616
Additional paid-in capital	12,638,839
Accumulated deficit	(13,012,275)

Total stockholders' equity	1,082,180

Total liabilities and stockholders' equity	$1,577,328

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year	For The Year
	Ended December 31,	Ended December 31,
	2005	2004

Net sales	$4,212,819	$3,637,626
Cost of sales	1,941,735	1,727,205

Gross profit	2,271,084	1,910,421

Operating expenses
Selling and marketing	660,037	966,870
Research and development	629,473	576,194
General and administrative	1,221,470	1,269,242
Depreciation and amortization	167,713	144,533
Interest	81,986	49,111

Total operating expenses	2,760,679	3,005,950

Net operating loss	(489,595)	(1,095,529)

Non-operating expenses
Other non-recurring	-	29,139

Total non-operating expenses	-	29,139

Net loss	(489,595)	(1,124,668)

Deemed preferred stock dividend	237,789	-

Net loss applicable to common stockholders	$(727,384)	$(1,124,668)

Basic and diluted net loss per share	$(0.13)	$(0.34)

Basic and diluted weighted average shares outstanding	5,449,138	3,268,078

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED 2005 AND 2004

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance December 31, 2003	4,380,341	$4,200,000	1,380,820	$1,381	$8,195,280	$(11,160,223)	$1,236,438

Conversion of Series A Convertible	(1,880,341)	(2,200,000)	470,086	470	2,199,530	-	-
Preferred Stock

Conversion of Series B Convertible	(2,500,000)	(2,000,000)	3,125,000	3,125	1,996,875	-	-
Preferred Stock

Issuance of Common Stock for	-	-	112,500	112	2,138	-	2,250
Investor Relations Agreement

Issuance of Common Stock to	-	-	75,000	75	(75)	-	-
President of Company

Issuance of Common Stock by the	-	-	360,000	360	360	-	720
Exercising of Warrants

Value of Warrants Issued	-	-	-	-	6,600	-	6,600

Net Loss	-	-	-	-	-	(1,124,668)	(1,124,668)

Balance, December 31, 2004	-	$-	5,523,406	$5,523	$12,400,708	$(12,284,891)	$121,340

Shares Cancelled Back to Unissued			(125,001)	(125)	125	-	-

Issuance of Series C Convertible	725,000	1,450,000					1,450,000
Preferred Stock

Warrants Issued in Connection With					237,789	(237,789)	-
Preferred Stock

Issuance of Common Stock by the			217,500	218	217	-	435
Exercising of Warrants

Net Loss			-	-	-	(489,595)	(489,595)

Balance December 31, 2005	725,000	$1,450,000	5,615,905	$5,616	$12,638,839	$(13,012,275)	$1,082,180

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended December 31,	Ended December 31,
	2005	2004

Cash flows from operating activities:

Net loss	$(489,595)	$(1,124,668)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization of property and equipment	167,713	144,533
Amortization of software development costs	499,511	528,126
(Gain) or loss on fixed assets disposals	479	(421)
Stock based compensation	-	8,850
Changes in operating assets and liabilities:
Accounts receivable	(242,783)	(7,401)
Allowance for doubtful accounts	12,058	-
Royalties and referral fees receivable	(2,785)	1,550
Prepaid expenses and other current assets	(6,450)	(1,277)
Security deposits	(500)	-
Accounts payable	13,209	39,162
Accrued expenses	(5,452)	(416,977)
Deferred revenue	(20,076)	120,932
Customer deposits	-	(2,639)

Net cash used in operating activities	(74,671)	(710,230)

Cash flow from investing activities:
Purchase of property and equipment	(93,798)	(100,575)
Increase in software development costs	(179,707)	(101,250)
Sale of property and equipment	-	1,853

Net cash used in investing activities	(273,505)	(199,972)

Cash flow from financing activities:
Repayment of capital lease obligation	(13,550)	(12,025)
Repayment of loans payable	(1,250,000)	-
Proceeds from loans payable	200,000	1,050,000
Proceeds from the issuance of Common Stock	435	-
Proceeds from the issuance of Series C Preferred Stock	1,450,000	-
Proceeds from the exercise of warrants	-	720

Net cash provided by financing activities	386,885	1,038,695

Increase in cash	38,709	128,493

Cash, beginning of year	300,221	171,728

Cash, end of year	$338,930	$300,221

Supplemental cash flow data:
Cash paid during the year for interest expense	$81,986	$42,511
Cash paid during the year for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

Health Systems Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

1. Description of Business, Acquisitions and Consolidation

Health Systems Solutions, Inc. (“HSS”) through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. (“HQS”) provides assistance to the home healthcare industry in managing their businesses throughout the United States of America, utilizing internally developed software. The software produces information to support clinical, financial and administrative decisions made by management in operating and administrating their organization. The Company operates in one segment.

On September 17, 2002 Provider Acquisition, LLC (“PAL”), which was formed in the State of Florida on June 28, 2002, acquired certain assets of Provider Solutions Corp. (“PSC”) for $250,000 in cash, subject to certain liabilities. The principal reason for the acquisition was to purchase the technology that the Company currently employs in its business. Total consideration paid has been allocated as follows:

Current Assets	$357,820
Goodwill	6,838,135
Software Development Costs	1,325,000
Fixed Assets	68,206
Other Assets	15,654
Accounts Payable and Accrued Expenses	(557,362)
Deferred Revenue	(438,131)
Secured Debt	(7,357,322)
Other Liabilities	(2,000)

Purchase price	$250,000

Following PAL’s acquisition of the assets of PSC, the holder of PSC’s secured indebtedness converted all of the indebtedness into equity of PAL. The debt was converted to relieve the Company of the obligation. The debt conversion was recorded as additional paid-in capital.

This acquisition created $6,954,927 of purchased goodwill that includes other excess costs of approximately $116,800. As of September 17, 2002 PAL determined that this goodwill was impaired and subsequently wrote off the entire balance.

Silver Key Mining Company, Inc. (“Silver Key”), the predecessor to HSS, was originally incorporated in the State of Idaho on June 25, 1971. On September 17, 2002 Silver Key changed its domicile from Idaho to Nevada by filing Articles of Merger between Silver Key (Idaho) and Silver Key Mining Company, Inc. a Nevada corporation. The surviving entity Silver Key (Nevada) (the “Company”), which was incorporated in the State of Nevada on July 31, 2001, acquired 100% of the outstanding common stock of Silver Key (Idaho).

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

On October 22, 2002 PAL entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company, HQS and certain principal stockholders of the Company, as defined in the Merger Agreement. Pursuant to the Merger Agreement, PAL was merged with and into HQS and HQS survived as the Company’s wholly owned subsidiary.

Health Systems Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

1. Description of Business, Acquisitions and Consolidation - continued

The merger became effective on October 24, 2002, (the “Effective Date”) concurrent with the Articles of Merger being filed with the Secretary of State of Florida. As a result of the former members of PAL acquiring a controlling interest (58%) of the outstanding common stock of the Company the transaction was accounted for as a “reverse merger.” Pursuant to the Merger Agreement the Company issued 1,071,429 shares of its common stock to the members of PAL. Upon completion of the acquisition, the Company issued an additional 237,399 shares of its common stock to parties who were instrumental in arranging the merger. These shares of common stock were considered part of the cost of the acquisition and have been recorded at the fair value of $4,750 (quoted market price - $.02 per share) on the date of the transaction with a corresponding reduction of additional paid in capital. The acquisition was accounted for using the purchase method of accounting.

Although Silver Key is the legal survivor in the merger and remains the registrant, until November 2002 (see below) with the Securities and Exchange Commission, under accounting principles generally accepted in the United States of America because the stockholders of PAL acquired more than 50% of the post transaction consolidated entity, PAL is considered to be the “acquirer” of Silver Key for financial reporting purposes. Accordingly, this requires Silver Key, among other things, to present in all future financial statements and other public filings after completion of the merger, prior historical financial information and other information of PAL and requires a retroactive restatement of PAL’s historical stockholders’ investment for the equivalent number of shares of common stock received in the merger.

On December 10, 2002, the Company filed an articles of amendment to its articles of incorporation changing its name from Silver Key (Nevada) to Health Systems Solutions, Inc.

2. Summary of Significant Accounting Policies

Basis of presentation and consolidation: The accompanying consolidated financial statements which present the results of operations of HSS and its wholly owned subsidiary, HQS, for the years ended December 31, 2005 and 2004 have been prepared using accounting principals generally accepted in the United States of America. All material intercompany transactions and accounts have been eliminated in consolidation.

Allowance for doubtful accounts: The allowance for doubtful accounts is based on the Company’s assessment of the collectibilty of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the Company’s historical experience, the Company’s estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer’s overall business condition. The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectibility of amounts and at which time the Company may need to provide additional allowances in excess of that currently provided.

 Cash and cash equivalents: The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents.

Health Systems Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

2. Summary of Significant Accounting Policies - continued

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

Software development costs: The Company capitalizes certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratably amortized using the straight-line method, over the estimated useful lives of the related applications of three years. The Company makes on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the company writes off the amount that the unamortized software development costs exceed net realizable value.

Goodwill and other intangibles: Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as of January 1, 2002. SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with SFAS 142, the Company performed impairment tests on all goodwill and purchased intangible assets from the acquired assets and liabilities of Provider Solutions Corp. on September 17, 2002.  The goodwill was written off after the company performed these impairment tests and determined that the fair value of the goodwill exceeded its carrying value.  Fair value was determined by estimates of future cash flows.  At September 17, 2002, the state of the business, the projected shortage of short term and future cash, the anticipation of continued losses and the reduced level of sales indicated that without ongoing investment, a source for which had not been identified, the business was not a going concern and that there was no utility to the value of the goodwill. We determined the company's projections for cash flow from the acquired assets was insufficient to support the goodwill as an asset and that an immediate goodwill impairment write-off was in order.
Pursuant to the impairment tests, all goodwill and purchased intangibles of $6,954,927 was written off as of September 17, 2002.

Impairment of long-lived assets: In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At December 31, 2005 no long-lived assets were impaired.

Health Systems Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

2. Summary of Significant Accounting Policies - continued

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

Income taxes: The Company uses the liability method for income taxes as required by SFAS No. 109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue recognition and deferred revenue: The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive. We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Currently, we primarily employ a web-based application service provider model to deliver our services to our home healthcare customers. In instances where the customer specifies final acceptance of the system or service, we defer revenue until all acceptance criteria have been met. Our revenue is classified into two categories: recurring and non-recurring. For the year ended December 31, 2005 approximately 93% of our total revenue was recurring and 7% was non-recurring. We price these services primarily on a transaction fee basis (calculated based upon the number of patient clinical assessments made by a customer during a period) and, to a lesser extent, on a subscription fee basis. Clinical assessments, which are mandated by Medicare, require Home Health Care Agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge. Our products PPS collect, editor, executive, dashboard, trans, outcomes, and Oasis auditor all assist in the collection of assessment data and are all charged on a transaction basis and this recurring revenue is typically billed and recognized monthly. We earn the revenues from subscriptions ratably over the period of the respective agreement, generally one year. We record cash payments received in advance or at beginning of a contract as deferred revenue. We recognize transaction fee based revenues in the period the transaction is processed. We generate non-recurring revenue from implementation fees, consulting, training and customer support services and this non-recurring revenue is charged to customers on a fee basis usually based upon time spent. We recognize implementation fees in the month that the customer goes live and we recognize training, consultation, advisory and support revenue in the month that the service is performed. Implementation costs consisting of payroll and travel are expensed in the same period implementation fees are recognized. Typical sales terms would be 30 days from the date of invoice.

Advertising costs: The Company expenses all advertising costs as incurred. Advertising costs for the year ended December 31, 2005 were $79,884, and for the year ended December 31, 2004 were $114,207, and are included in selling and marketing expense in the accompanying consolidated statement of operations.

Research and development costs: The Company expenses all research and development expenses, which consist of payroll and other related costs, as incurred. Research and development costs for the year ended December 31, 2005 were $629,473 and for the year ended December 31, 2004 were $576,194.

Computation of net income (loss) per share: The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At December 31, 2005, the Convertible Preferred Stocks were convertible into 362,500 Common Stock shares and there were stock options to purchase 371,250 Common Stock shares.

Health Systems Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

2. Summary of Significant Accounting Policies - continued

 Financial instruments: The carrying amounts of financial instruments, including cash, accounts receivable, prepaid expenses, customer deposits and deferred revenue approximate fair value as of December 31, 2005, due to the relatively short maturity of the instruments. The capital lease obligation approximates fair value based upon debt terms available to Company’s under similar terms.

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

Recent accounting pronouncements: In June 2005, the Financial Accounting Standards Board issued FAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting principle in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement should be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its results of operations, financial position or cash flow.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated statement of income. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is evaluating the requirements under SFAS 123R and does not expect the adoption to have a significant impact on the Company’s consolidated statements of income and net income per share.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

3. Loan and Security Agreement

On July 6, 2004, HQS entered into a $1,600,000 loan and security agreement with Stanford Venture Capital Holdings, Inc., the majority stockholder of the Company. Under this agreement, interest accrued at the rate of 8% per annum and principal was to mature and become payable three years from the date of the loan. The loan was secured by a security interest in all of the assets of the Company and HQS and a corporate guaranty of the Company that had been executed in favor of Stanford. HQS had borrowed $1,250,000 against the loan and security agreement when on November 8, 2005, the Company refinanced the outstanding amount of $1,250,000 by entering into the Preferred Stock Purchase Agreement with Stanford and thus terminating the loan and security agreement.

Health Systems Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

4. Preferred Stock Purchase Agreement

On November 8, 2005, the Company entered into a Preferred Stock Purchase Agreement with its principal stockholder, Stanford International Bank Ltd. The Company agreed to issue to Stanford its Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants exercisable for 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Preferred Stock is convertible into one half share of Common Stock and is entitled to one half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of any Common Stock, an amount equal to the Stated Value per share. The Warrants are exercisable at a price of $0.001 per share. On November 8, 2005, the Company refinanced the outstanding amount of $1,250,000 under the loan and security agreement and has drawn down an additional $200,000 of working capital through December 31, 2005. The Company has an additional $400,000 to draw down under the Preferred Stock Purchase Agreement on two weeks’ notice and the agreement provides for an additional $7.4 million that may be sold to Stanford to provide it with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion.

5. Property and Equipment and Software Development Costs
Property and equipment and software development costs consist of the following:

December 31, 2005
($ In Thousands)

Office equipment	$281
Purchased computer software	195
Furniture and fixtures	31
Leasehold improvements	134
641
Less accumulated depreciation and amortization	412
Total	$229

Software development costs	$1,809

Less accumulated amortization	1,591

Total	$218

Depreciation expense for property and equipment for the years ended December 31, 2004 and December 31, 2005 for the Company was $144,533 and $167,713 respectively.

Amortization expense for software development costs for the years ended December 31, 2004 and December 31, 2005 for the Company was $528,126 and $499,511 respectively.

Health Systems Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

 5. Property and Equipment and Software Development Costs - continued

The unamortized balance of software development costs was $218,310 at December 31, 2005 and the future amortization expense amounts are as follows:

Fiscal Year	Amount
2006	$116,083
2007	74,920
2008	27,307

Total future amortization expense	$218,310

During the period ended December 31, 2002 the Company entered into a capital lease for $64,735 to acquire office equipment. For the years ended December 31, 2004 and December 31, 2005 the Company recorded depreciation of $12,947 and $12,947 respectively.

6. Income Taxes

For Federal income tax purposes, the Company has a net operating loss of approximately $6,715,000. The net operating loss expires in the year 2025. The Company recorded a 100% valuation allowance on its deferred tax asset since it is more likely than not that their benefit will not be realized in the future.

The significant components of the Company’s deferred tax asset as of December 31, 2005 are as follows:

Operating loss carryforward	$2,686,000
Goodwill amortization	2,194,000
Depreciation and other	25,000
Valuation allowance	(4,905,000)

Total deferred tax asset	$-

Reconciliation between the statutory Federal income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

	Year ended December 31, 2005	Year ended December 31, 2004

Statutory Federal income tax (benefit)	$(172,000)	$(392,000)
State tax (benefit), net of federal effect	(24,000)	(34,000)
Increase in valuation allowance	196,000	426,000
	$-	$-

Health Systems Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

7. Capital Lease Obligation

The Company has entered into a capital lease for certain office equipment. Obligations under the capital lease have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments, discounted at an interest rate of 12%.

Future minimum payments under capital lease obligation are as follows at December 31, 2005:

Fiscal Year	Amount
2006	17,280
2007	8,640

Total future payments	25,920
Less amount representing interest	2,307

Present value of future payments	23,613
Less current portion	15,268
$8,345

8. Equity Transactions

Common Stock Cancelled Back to Unissued: In connection with the Company’s acquisition of HQS, 125,001 shares of common stock were issued to Deluxe Investment Company. Such shares were subject to an escrow agreement which provided among other things, if the Company did not receive third party financing from sources other than Stanford on or before October 22, 2004, that the 125,001 shares of common stock held by Deluxe would be immediately returned to the Company and cancelled. As required under the escrow agreement, on November 10, 2004, the Company sent the escrow agent a demand for the shares. On or about May 5, 2005, the certificates representing the shares were tendered to the Company’s transfer agent and cancelled. The shares are reflected as authorized, but unissued.

Preferred Stock Issued: On November 8, 2005, the Company entered into a Preferred Stock Purchase Agreement with its principal stockholder, Stanford International Bank Ltd. The Company agreed to issue to Stanford its Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants exercisable for 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Preferred Stock is convertible into one half share of Common Stock and is entitled to one half vote per share. The Warrants are exercisable at a price of $0.001 per share. On November 8, 2005, the Company refinanced the outstanding amount of $1,250,000 under the loan and security agreement with Stanford by issuing 625,000 shares of preferred stock and has issued an additional 100,000 shares of preferred stock to meet working capital needs through December 31, 2005. $237,789 of the Series C purchases has been attributed to the fair value of the warrants and included in additional paid in capital. The Company has an additional 200,000 shares to draw upon under the Preferred Stock Purchase Agreement on two weeks’ notice and the agreement provides for an additional 3.7 million preferred shares that may be sold to Stanford to provide it with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion.

Health Systems Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

8. Equity Transactions - continued

Warrants Issued and Exercised: As required under the Preferred Stock Purchase Agreement between the Company and its principal stockholder, Stanford International Bank Ltd., warrants to purchase up to an aggregate of 217,500 shares of the Company’s common stock $0.001 par value per share at an exercise price of $0.001 per share were issued in conjunction with the issuance of its Series C Preferred Stock in the year ended December 31, 2005. $237,789 of the Series C purchases has been attributed to the fair value of the warrants and included in additional paid in capital. 108,750 of the warrants were issued to five of Stanford’s assignees. All the warrants were exercised in December, 2005, and 217,500 common stock shares issued.

9. Contingencies

Operating Leases: The Company leases its office space in Tampa, Florida. Rent expense totaled $245,777 and $244,035 for the years ended December 31, 2005 and 2004 and is included in general and administrative expenses in the accompanying consolidated financial statements. The Company also leases certain pieces of office and communication equipment as well as a co-location site for its application and data base servers. The Company’s lease for its office space has a duration through January 31, 2009 with monthly payments approximating $22,000.

Future minimum annual payments under all lease agreements are as follows:

2006	$387,332
2007	$332,315
2008	$295,766
2009	$23,786

Legal Proceedings: There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of management’s knowledge, no such actions against the Company are contemplated or threatened.

10. Employee Savings Plans

The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the maximum amount allowed by law. The Company will match 25% of the first 6% of salary the participants contribute provided they are here at year end or have worked the required amount of hours per the plan.

11. Stock Based Compensation and Warrants

On March 28, 2005, the Company’s Board of Directors unanimously voted to authorize that incentive stock options to purchase an aggregate of 49,500 shares of the Company’s common stock be granted employees under the 2003 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The options have an exercise price of $3.50 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2005, with the unexercised portion of such respective options to expire June 1, 2010 or should the employee leave the employ of the Company. Further, on March 28, 2005, 35,750 previously issued options were cancelled.

Health Systems Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

11. Stock Based Compensation and Warrants - continued

On May 9, 2005, the Company’s Board of Directors unanimously voted to authorize that incentive stock options to purchase an aggregate of 9,250 shares of the Company’s common stock be granted employees under the Plan. The options have an exercise price of $3.90 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2005, with the unexercised portion of such respective options to expire June 1, 2010, or should the employee leave the employ of the Company. Further, on May 9, 2005, the Board of Directors unanimously voted under the Plan to grant non-qualified stock options to purchase an aggregate of 10,000 shares of common stock to the Company’s two outside directors. Such options have an exercise price of $3.90 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of board membership subsequent to May 9, 2005, with the unexercised portion of such respective options to expire June 1, 2010 or should the director leave the Board of Directors of the Company.

As of December 31, 2005, 371,250 stock options were issued leaving an unissued stock option balance of 128,750.

During the first quarter of 2003, the Company adopted, effective January 1, 2003, the provision of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” an amendment of SFAS No. 123. The Company has adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148 which require pro forma disclosure of net income and earnings per share as if fair value method of accounting had been applied. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share would have been changed to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

	Year Ended Year Ended
	December 31, 2005		December 31, 2004
Net loss (as reported)	$(727,384)		$(1,124,668)

Deduct: Total stock based compensation expense determined
under the fair value based method for all awards granted
modified or settled during the period, net of related taxes	21,563		-

Pro forma net loss	$(748,947)		$(1,124,668)
Basic, as reported	$(.13)		$(.34)
Basic, pro forma	$(.13)	$	(..34)

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the years ended December 31, 2005 and 2004:

	2005	2004
Expected dividend yield	0%	0%
Risk-free interest rate	5%	4%
Annualized volatility	68%	0%

Health Systems Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

11. Stock Based Compensation and Warrants - continued

A summary of the stock options and warrants as of December 31, 2005 and changes during the periods is presented below:

	Year Ended December 31, 2005		Year Ended December 31, 2004

	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Stock options and warrants

Balance at beginning of year	338,250	$2.000	-	$-
Granted	286,250	0.868	711,000	0.988
Exercised	(217,500)	0.001	(360,000)	0.001
Forfeited	(35,750)	2.000	(12,750)	2.000
Balance at end of year	371,250	$2.299	338,250	$2.000

Options exercisable at end of year	66,375	$2.000	46,001	$2.000

Weighted average fair value of options and
warrants granted during the year		$1.37		$0.01

The following table summarizes information about employee stock options and warrants outstanding at December 31, 2005:

				Options and Warrants
Options and Warrants Outstanding				Exercisable

Range of Exercise Price	Number Outstanding December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price

$ 2.00	302,500	3.5 years	$2.00	66,375	$2.00
3.50	49,500	4.5 years	3.50	-	3.50
3.90	19,250	4.5 years	3.90	-	3.90
	371,250		$2.299	66,375	$2.000

Health Systems Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

12. Concentrations

Cash: The Company maintains cash balances with commercial financial institutions which at times, may exceed the FDIC insured limits of $100,000. Management has placed these funds in high quality institutions in order to minimize the risk.

Accounts Receivable: The Company’s largest customer represents 60.7% and 34.1% of the Company’s accounts receivable at December 31, 2005 and December 31,2004 respectively.

Revenue: The Company’s largest customer accounted for 45.0% and 31.7% of the Company’s revenue for the years ended December 31, 2005 and December 31, 2004 respectively.

 13. Subsequent Events

Reverse Stock Split: The Company’s Board of Directors voted unanimously to authorize and recommend that stockholders approve a proposal to affect a reverse split. Pursuant to the reverse split, each two of the outstanding shares of common stock for shareholders of record on January 18, 2006 are automatically converted into one share of common stock. The reverse split does not alter the number of shares of Common Stock authorized but simply reduces the number of shares of Common Stock issued and outstanding. Further, holders of Series C Convertible Preferred Stock will receive half the number of shares of common stock upon conversion of their preferred stock, which such holders would have been able to receive upon conversion of their preferred shares immediately preceding the reverse split. The Amendment of the Articles of Incorporation was filed with the Nevada Secretary of State on February 21, 2006. The reverse stock split is presented retroactive for all periods presented.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, as of such date, we had material weaknesses associated with separation of duties due to the fact that there are only three employees in our finance department, including our CFO. Although this constitutes a material weakness, management has decided that, the risks associated with this weakness does not, at this point, justify the expense associated with retaining additional employees which would not be fully utilized. Management will periodically re-evaluate this situation.

Changes in Internal Controls

There has been no change in our internal control over financial reporting identified in connection with the quarterly evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

Article V of our articles of incorporation permits our board of directors to fix the number of directors at not less than one nor more than nine. Each of our directors serves until our next annual meeting of shareholders and until his successor is duly elected and qualified. Vacancies on the Board due to resignation or removal may be filled by the remaining director or directors, even though less than a quorum, for the unexpired term of such vacant position.

Name	Age	Position

B. M. Milvain	69	President and Director

Steven Katz	58	Director

Batsheva Schreiber	59	Director
Susan Baxter Gibson	48	Vice President and Chief Financial Officer

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

Steven Katz is President of Steven Katz & Associates, Inc., a health care and technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing. Mr. Katz has been President of Steven Katz & Associates, Inc. since 1982. From January 2000 to October 2001, Mr. Katz was also President and Chief Operating Officer of Senesco Technologies, Inc., an American Stock Exchange company engaged in the identification and development of proprietary gene technology with application to human, animal and plant systems. From 1983 to 1984 he was a co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a bio-materials company. Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1981 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. He is presently a member of the Board of Directors of Biophan Technologies, Inc. and USA Technologies, Inc. and several private companies.

Batsheva Schreiber is President and CEO of CareManagers Inc., a health care advocacy and consulting company focusing on supporting individuals and their families in all aspects of services during changes in health status. Ms. Schreiber has been President and CEO of CareManagers Inc. since 1998. From 1996 to 1997, Ms. Schreiber was Director of Operations at Master Care, a case management company that focused on efficiency and quality care in the workers compensation and group health areas. From 1994 to 1996 Ms. Schreiber was a co-founder and principal of Revival Home Health Care, a certified home care company serving the Metropolitan New York City area. Other home care experience includes senior positions at Olsten KQC (1992 to 1994) and Nursefinders (1988 to 1992). From 1970 to 1988, Ms. Schreiber established and developed various medical programs and services at Ohel Children’s Home & Family Services in New York City. Prior experience includes medical/surgical nursing and in-patient psychiatry (1966 to 1970) at Maimonides Medical Center in New York. Ms. Schreiber is a Registered Nurse in New York and New Jersey and has her BSN from the University of the State of New York. She is active in various community programs and is a member of several company Boards of Directors.

Susan Baxter Gibson is our Vice President and Chief Financial Officer. She served as a Branch Manager of Advanced Home Care, a home health, infusion and durable medical provider, from January 2001 through September 2003. From February 1999 to January 2001, she was a financial consultant with Dixon Odom P.L.C. From February 1998 to January 1999, Ms. Gibson was Chief Financial Officer of Baptist Hospital Home Care, a subsidiary of the Wake Forest University Medical Center. While she was there she also served as Interim Agency Director. From June 1992 to February 1998, Mrs. Gibson was the Chief Financial Officer/Vice President Finance at the Visiting Nurse Association of the Treasure Coast. Susan's experience includes budgeting, creating internal policies and procedures, home health care financial and operational management and strategic planning. Prior to serving at the Visiting Nurse Association of the Treasure Coast, she was with Greenwich International and Edwards & Curtis, certified public accountants. Mrs. Gibson holds a Bachelor of Business Administration in Accounting (1992) and a Masters of Business Administration degree from the University of Central Florida (1997). She is a certified public accountant (North Carolina).

Committees of the Board of Directors

Audit Committee

The Audit Committee, which currently consists of Steven Katz and Batsheva Schreiber, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Mr. Katz is considered by us to be a “financial expert.” The Audit Committee also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The Company’s board of directors has adopted a written Charter of the Audit Committee. Ms. Schreiber, a member of the Audit Committee, is deemed independent, as defined in the National Association of Securities Dealers’ listing standards. The Audit Committee met on four occasions during the year ended December 31, 2005.

Compensation Committee

We do not have a formal compensation committee. The board of directors, acting as a compensation committee, periodically meets to discuss and deliberate on issues surrounding the terms and conditions of executive officer compensation, including base salaries, bonuses, awards of stock options and reimbursement of certain business related costs and expenses.

Nominating Committee

We do not have a formal nominating committee. The board of directors, acting as a nominating committee, recommends candidates who will be nominated as management’s slate of directors at each annual meeting of shareholders.

In May 2004, the Board adopted a general policy setting forth qualifications of directors, procedures for identification and evaluation of candidates for nomination, and procedures for recommendation of candidates by shareholders. A candidate for director should meet the following criteria:

•	Must, above all, be of proven integrity with a record of substantial achievement;

•	Must have demonstrated ability and sound judgment that usually will be based on broad experience;

•	Must be able and willing to devote the required amount of time to our affairs, including attendance at Board and committee meetings and the annual shareholders’ meeting;

•	Must possess a judicious and somewhat critical temperament that will enable objective appraisal of management’s plans and programs; and

•	Must be committed to our company building sound, long-term growth.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act, each of B.M. Milvain, Steven Katz, Batsheva Schreiber, Susan Baxter-Gibson and Stanford International Bank, Ltd. failed to file on a timely basis, as disclosed in the aforementioned Form, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2005. Each of the reporting persons described above failed to timely file the initial statement of beneficial ownership on Form 3 and one statement of change of beneficial ownership on Form 4. Each reporting person has since filed the appropriate forms and is now current.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for the year ended December 31, 2003, December 2004 and December 31, 2005, the cash and other compensation paid to our President, Chief Executive Officer and each other executive officer whose annual compensation was $100,000 or more.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Compensation (US$)	Restricted Stock Awards (US$)	Securities Underlying Options	All Other Compensation (US$)
B. M. Milvain, President and Chief Executive Officer(2)	2005 2004 2003	150,000 150,000 150,000	0 0 0	0 0 0	0 $150.00(1) 0	0 75,000 0	0 0 0

Susan Baxter Gibson Chief Financial Officer	2005 2004 2003	104,670 100,000 27,693	0 0 0	0 0 0	0 0 0	0 30,000 0	0 0 0

(1)
Effective July 6, 2004, we granted B.M. Milvain 75,000 shares of our Common Stock under a restricted stock agreement. If, on any date prior to June 1, 2010, we file audited financial statements with the SEC for a calendar year that sets forth both, $10,000,000 or more of revenues and $2,000,000 or more in operating income, Mr. Milvain shall receive these shares.

(2)	Appointed to serve as president effective October 24, 2002.

Stock Options Granted in 2005

The following table summarizes options to purchase shares of our Common Stock that we granted during the twelve months ended December 31, 2005 to each of the executive officers identified in the summary compensation table above.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2005	Exercise Price(s) ($/Share)	Expiration Date
Brian M. Milvain	0	0	0	0
Susan Baxter Gibson	0	0	0	0

Aggregated Option Exercises in Last Fiscal Year-End Option Value Table

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Unexercised Securities Underlying Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End Exercisable/Unexercisable
Brian M. Milvain	0	N/A	37,500/37,500	0/0
Susan Baxter Gibson	0	N/A	15,000/15,000	0/0

Long Term Incentive Plans - Awards in Last Fiscal Year

The following table summarizes long term incentive awards that were made during the twelve months ended December 31, 2005 to each of the executive officers identified in the summary compensation table above.

Name	Number Of Shares, Units or Other Rights (#)	Performance Or Other Period Until Maturation Or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plans
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Brian M. Milvain	0
Susan Baxter Gibson	0	-	-	-	-

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

We initially reserved an aggregate of 3,300,000 shares of Common Stock for issuance under the Plan, but subsequently reduced the number of shares to 1,000,000 and reduced to 500,000 due to the reverse stock split on February 21, 2006. Our board of directors (or at their discretion a committee of our board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted share or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan.

On March 28, 2005, our Board of Directors unanimously voted to authorize that incentive stock options to purchase an aggregate of 49,500 shares of our Common Stock be granted employees under the 2003 Management and Director Equity Incentive and Compensation Plan (the “Plan”). Such options shall have an exercise price of $3.50 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2005, with the unexercised portion of such respective options to expire June 1, 2010 or should the employee leave the employ of the Company. Further, on March 28, 2005, 71,500 previously issued options were cancelled.

On May 9, 2005, our Board of Directors unanimously voted to authorize that incentive stock options to purchase an aggregate of 9,250 shares of our Common Stock be granted employees under the 2003 Management and Director Equity Incentive and Compensation Plan (“the Plan”). Such options shall have an exercise price of $3.90 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2005, with the unexercised portion of such respective options to expire June 1, 2010, or should the employee leave the employ of the Company. Further, on May 9, 2005, the Board of Directors unanimously voted under the Plan to grant non-qualified stock options to purchase an aggregate of 10,000 shares of Common Stock to our two outside directors. Such options shall have an exercise price of $3.90 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of board membership subsequent to May 9, 2005, with the unexercised portion of such respective options to expire June 1, 2010 or should the director leave the Board of Directors of the Company.

As of December 31, 2005, 371,250 stock options were issued leaving an unissued stock option balance of 128,750.

Director Compensation

All directors, other than our officers, receive an annual fee of $5,000. We do not pay fees for attending meetings to directors that are not executive officers of the board of directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our company pursuant to the foregoing provisions, or otherwise, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Our bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Nevada law.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2005, there were 5,615,905 shares of our Common Stock issued and outstanding. The following table sets forth, as of the close of business on December 31, 2005, (1) the name and number of shares of each person known by us to be the beneficial owner of more than 5% of the class of stock; and (2) the number of shares of these securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days of the date of the filing of this report. Unless otherwise indicated, the address for each person is 405 N. Reo Street, Suite 300, Tampa, Florida 33609.

	Shares	Percent of
Name	Beneficially Owned	Shares Outstanding
Stanford Venture Capital
Holdings, Inc. (1)	4,597,839	82.0%
B. M. Milvain	144,441(2)	2.6%
Steven Katz	0	0%
Batsheva Schreiber	0	0%
Susan Baxter Gibson	15,000(3)	*
All executive officers and
Directors as a group
(4 persons)	159,441	2.6%
____________
* Less than 1%
(1)	Beneficial shareholder is R. Allen Stanford. Business address is 5050 Westheimer Road, Houston, Texas 77056.
(2)	Includes 75,000 shares of Common Stock subject to a restricted stock agreement and 37,500 shares of Common Stock underlying options exercisable at $2.00 per share
(3)	Includes 15,000 shares of Common Stock underlying options exercisable at $2.00 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of December 31, 2005:

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in 1st column
Equity compensation plans
approved by security holders	371,250	$2.30	128,750

Equity compensation plans not
approved by security holders	None	N/A	N/A
Total	371,250	$2.30	128,750

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Stanford

Stanford International Bank Limited (“Stanford”), is the owner of a majority of our issued and outstanding Common Stock and all of our issued and outstanding Preferred Stock.

On October 22, 2002, we consummated an agreement and plan of merger with PAL. Pursuant to the merger agreement, PAL was merged into our wholly-owned subsidiary, HQS. At the closing of the merger on October 24, 2002, the issued and outstanding units of PAL were surrendered in exchange for an aggregate of 1,071,429 shares of our Common Stock and the separate corporate existence of PAL terminated. An additional 237,399 shares were issued to Deluxe Investment Company as consideration for $474.80. Stanford, the majority interest holder of PAL, received 957,921 shares of the Common Stock issued pursuant to the merger agreement. On the closing date of the merger agreement, the existing directors and officers of the Company resigned and new officers and directors were designated in accordance with the merger agreement.

Pursuant to a securities purchase agreement dated October 22, 2002, Stanford made an aggregate cash investment of $2,200,000 in our company, in several tranches. For its aggregate investment, Stanford received 1,880,341 shares of Series A Preferred Stock (subject to anti-dilution provisions), convertible into 940,171 shares of our Common Stock and warrants to purchase an aggregate of 940,171 shares of Common Stock. Each share of Series A Preferred Stock had ten votes, voting together with our Common Stock on all matters submitted for a vote. Each warrant had an exercise price of $1.17 per share. The warrants were immediately exercisable and expire five years after their initial dates of issuance. Stanford assigned its rights to an aggregate of half of the warrants to several of its employees.

Pursuant to a securities purchase agreement dated April 30, 2003, Stanford made an aggregate investment of $2,000,000 in our company, in several tranches. The investment was in the form of Series B Convertible Preferred Stock of our company, convertible into 6,250,000 shares of our Common Stock. The shares of Series B Preferred Stock were issued and sold in various tranches on eight monthly closing dates, commencing on May 19, 2003.

As additional consideration under the April 30, 2003 securities purchase agreement, we agreed to reprice the exercise price of the 940,171 warrants previously issued to Stanford and its assignees pursuant to the securities purchase agreement dated October 15, 2002. Pursuant to an Instrument of Warrant Repricing, the exercise price of the warrants was reduced from $1.17 per share to $0.001 per share. The warrants were exercised on May 12, 2003 and the warrant holders received an aggregate of 940,171 shares of Common Stock.

On July 6, 2004, Stanford exercised its right to convert all of the outstanding Series A Preferred Stock and Series B Preferred Stock into shares of Common Stock.

We granted to Stanford and its affiliates certain registration rights under certain registration rights agreements with respect to the shares of Common Stock it owns and the shares of Common Stock underlying the Series A and Series B Preferred Stock. No later than December 31, 2004, we were required to file a Registration Statement under the Securities Act registering the re-sale of the shares of Common Stock owned and shares of Common Stock underlying the Series A and Series B preferred stock and warrants. Stanford has waived its registration rights.

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

Additionally, as consideration for entering into the loan and security agreement, Stanford received warrants to purchase an aggregate of 720,000 shares of our Common Stock. The exercise price of the warrants is $0.001 per share and the warrants expire on June 30, 2009. Stanford has assigned warrants to purchase 360,000 shares to four of its employees pursuant to a warrant assignment agreement. We registered the shares of Common Stock underlying the warrants pursuant to a registration rights agreement. The warrants issued to the employees were exercised on August 12, 2004 and the warrants issued to Stanford were exercised on September 8, 2004.

On November 8, 2005, we entered into a Preferred Stock Purchase Agreement with Stanford pursuant to which Stanford purchased 725,000 shares of our Series C Convertible Preferred Stock at a price of $2.00 per share and received warrants to purchase 217,500 shares of Common Stock exercisable at $0.001 per share. The proceeds were used to satisfy in full the principal balance of our credit line with Stanford, which was terminated, and to provide an additional $200,000 in working capital for general corporate purposes through December 31, 2005. Stanford also agreed to purchase 200,000 additional shares of Preferred Stock and to receive, in connection therewith, an aggregate of 60,000 warrants, to the extent requested by us on two weeks notice. Each share of Preferred Stock is convertible into one half share of our Common Stock and is entitled to one half vote per share. Stanford has the right at any time within two years of the initial closing to purchase an additional 3,700,000 shares of preferred stock at $2.00 per share and to receive in connection therewith an aggregate of 1,110,000 warrants exercisable at $0.001 per share.

The exercise price of the warrants is $0.001 per share, and the warrants expire five years from the date of issuance. Stanford has assigned half of all warrants issuable under the Agreement, including 108,750 of the 217,500 warrants issued so far, to five of its employees pursuant to a warrant assignment agreement.

We are obligated to register the shares of Common Stock issuable upon conversion of the Preferred Stock or exercise of the warrants pursuant to a registration rights agreement within 90 days after the date of demand by the security holders. If we do not timely file a required registration statement, we must issue upon default and each month thereafter that the registration statement is not filed, warrants to purchase a number of shares of Common Stock equal to the number of shares of Preferred Stock sold.

Other Related Transactions

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

ITEM 13. EXHIBITS

Exhibit No.  Description of Document

2.1	Agreement and Plan of Merger dated as of October 16, 2002 among the Company, certain principal shareholders of the Company, HQS and PAL (1)

3.0	Certificate of Incorporation and Change of Domicile (filed on Definitive Proxy Statement with the Securities and Exchange Commission on August 23, 2001)

3.1	Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split) (1)

3.2	Certificate of Amendment to the Company's Articles of Incorporation (designation of Series A Preferred Stock) (1)

3.3	Certificate of Amendment to the Company's Articles of Incorporation (name change) (2)

3.4	Certificate of Designation of Series B Preferred Stock (3)

3.5	Certificate of Amendment to the Company’s Articles of Incorporation (increasing the authorized number of shares of Common Stock and Preferred Stock) (4)

3.6	Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split) (7)

3.7	Bylaws (9)

4.1	2003 Management and Director Equity Incentive Compensation Plan (4)

10.1	Securities Purchase Agreement dated as of October 16, 2002, by and among the Company, certain principal shareholders of the Company and Stanford (1)

10.2	Form of Warrant Agreement and Warrant Assignment Form (1)

10.3	Registration Rights Agreement dated as of October 22, 2002 among the Company, Stanford, Daniel Boger, Ronald Stein, Osvaldo Pi, William Fusselmann and Deluxe Investment Company (1)

10.4	Equity Financing Commitment Letter dated October 22, 2002 from Stanford to the Company (1)

10.5	March 25, 2004 Amendment to Registration Rights Agreement, dated October 22, 2002, as amended (6)

10.6	Securities Purchase Agreement (Series B Preferred Stock) dated as of April 30, 2003, among the Company and Stanford Venture Capital Holdings, Inc. (3)

10.7	Instrument of Warrant Repricing dated April 30, 2003 (3)

10.8	Registration Rights Agreement dated as of April 30, 2003 among the Company and Stanford Venture Capital Holdings, Inc. (3)

10.9	March 25, 2004 Amendment to Registration Rights Agreement, dated April 30, 2003, as amended (6)

10.10	Loan and Security Agreement dated July 6, 2004(8)

10.11	Warrant Purchase Agreement dated July 6, 2004(8)

10.12	Amended and Restated Investor Relations Agreement with American Capital Ventures, Inc., dated August 5, 2004 (9)

10.13	Registration Rights Agreement dated July 6, 2004(8)

10.14	Warrant Assignment Agreement dated July 6, 2004(8)

10.15	Escrow Agreement with Deluxe Investment Company (9)

10.16	Deluxe Investment Company Purchase Agreement (9)

10.17	First Amendment to Loan and Security Agreement (9)

10.18	Qwest Hosting Services Agreement (9)

14.0	Code of Ethics (6)

16.1	Letter from Rogoff & Company (former independent accountant) (5)

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on November 1, 2002.
(2)	Previously filed on the Company's Definitive Information Statement with the Securities and Exchange Commission on November 15, 2002.
(3)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on May 15, 2003.
(4)	Previously filed within the Company’s Definitive Information Statement filed with the Securities and Exchange Commission on June 3, 2003.
(5)	Previously filed on Form 8-K/A Current Report with the Securities and Exchange Commission on February 17, 2004.
(6)	Previously filed on the Company’s Form 10-KSB Annual Report for the year ended December 31, 2003.
(7)	Previously filed on the Company's Definitive Information Statement with the Securities and Exchange Commission on June 17, 2004.
(8)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on July 6, 2004.
(9)	Previously filed on Form SB-2 with the Securities and Exchange Commission on July 8, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year Ended December 31, 2005

Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2005 was $27,500.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2005 were $15,000.

Tax Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the preparation of our tax return for the year ended December 31, 2005 were $5,000.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2005 was $11,100 for expenses related to our Form SB-2 registration statement.

Year Ended December 13, 2004

Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2004 and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2004 was $26,000.

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

Our board of directors has considered whether the provisions of the services covered above under the captions “Financial Information Systems Design and Implementation Fees” and “All Other Fees” is compatible with maintaining the auditor’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 29, 2006
HEALTH SYSTEMS SOLUTIONS, INC.

	By:	/s/ B. M. Milvain
B. M. Milvain, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 29, 2006.

SIGNATURE	TITLE

/s/ B. M. Milvain	Principal Executive Officer, President and Director
B. M. Milvain

/s/ Susan Baxter Gibson	Principal Financial Officer
Susan Baxter Gibson

/s/ Steven Katz	Director
Steven Katz

/s/ Batsheva Schreiber	Director
Batsheva Schreiber