Form 10QSB
period 2006-03-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2006-05-15
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24681

HEALTH SYSTEMS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	82-1513245
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

405 North Reo Street, Suite 300, Tampa, Florida	33609
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,615,905 shares of Common Stock as of March 31, 2006.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☒

HEALTH SYSTEMS SOLUTIONS, INC.

FORM 10-QSB

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$1,133,741
Accounts receivable, net of allowance for doubtful accounts of $5,190	754,881
Prepaids and other current assets	79,375

Total current assets	1,967,997

Property and equipment, net of accumulated depreciation
and amortization of $440,062	204,481

Software development costs, net of accumulated amortization of $1,623,777	236,305

Security deposits	23,484

Total assets	$2,432,267

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligation	$15,731
Accounts payable	134,429
Accrued expenses	149,257
Deferred revenue	174,616

Total current liabilities	474,033

Capital lease obligation, net of current portion	4,235

Total liabilities	478,268

Stockholders' equity
Preferred Stock; 15,000,000 shares authorized;
Series C $2.00 Convertible; 4,625,000 authorized,
1,175,000 shares issued and outstanding	2,350,000
Common Stock; $.001 par value; 150,000,000 shares authorized;
5,615,905 shares issued and outstanding	5,616
Additional paid-in capital	12,711,726
Accumulated deficit	(13,113,343)

Total stockholders' equity	1,953,999

Total liabilities and stockholders' equity	$2,432,267

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Net sales	$1,224,432	$959,105
Cost of sales	548,976	425,183

Gross profit	675,456	533,922

Operating expenses
Selling and marketing	224,737	184,563
Research and development	180,011	159,456
General and administrative	270,515	315,326
Depreciation and amortization	33,879	42,627
Interest	672	22,083

Total operating expenses	709,814	724,055

Net loss	(34,358)	(190,133)

Deemed preferred stock dividend	66,710	29,139

Net loss applicable to common shareholders	$(101,068)	$(219,272)

Basic and diluted net loss per share	$(0.02)	$(0.04)

Basic and diluted weighted average shares outstanding	5,615,905	5,523,406

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:

Net loss	$(34,358)	$(190,133)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization of property and equipment	32,417	42,627
Amortization of software development costs	32,947	138,064
Changes in operating assets and liabilities:
Accounts receivable	(56,849)	15,297
Allowance for doubtful accounts	(11,868)	-
Royalties and referral fees receivable	(65)	(750)
Prepaid expenses and other current assets	2,174	(3,055)
Security deposits	-	(500)
Accounts payable	52,753	(10,183)
Accrued expenses	(12,747)	4,901
Deferred revenue	(47,060)	(49,813)

Net cash used in operating activities	(42,656)	(53,545)

Cash flow from investing activities:
Purchase of property and equipment	(7,942)	(17,233)
Increase in software development costs	(50,943)	(42,717)

Net cash used in investing activities	(58,885)	(59,950)

Cash flow from financing activities:
Repayment of capital lease obligation	(3,648)	(3,237)
Proceeds from the issuance of Series C Preferred Stock	900,000	-

Net cash provided / (used) by financing activities	896,352	(3,237)

Increase / (decrease) in cash	794,811	(116,732)

Cash, beginning of period	338,930	300,221

Cash, end of period	$1,133,741	$183,489

Supplemental cash flow data:
Cash paid during the period for interest expense	$672	$22,083

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Health Systems Solutions, Inc. (the “Company”), through its wholly owned subsidiary, Healthcare Quality Solutions, Inc. (“HQS”), designs, develops, markets, sells and supports web-based, management information and business intelligence services that assist home health care companies effectively manage the clinical, operational and financial aspects of their business.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the three-months ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation: On March 29, 2006, the Company’s Board of Directors unanimously voted to authorize that incentive stock options to purchase 118,750 shares of the Company’s common stock be granted to its employees under the 2003 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The options have an exercise price of $0.33 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2005, with the unexercised portion of such respective options to expire March 29, 2011 or should the employee leave the employ of the Company. Also, 98,000 previously issued options were cancelled.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

Further, on March 29, 2006, the Board of Directors unanimously voted under the Plan to grant non-qualified stock options to purchase an aggregate of 5,000 shares of common stock to the Company’s two outside directors. Such options have an exercise price of $0.33 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of board membership subsequent to January 1 2005, with the unexercised portion of such respective options to expire March 29, 2011 or should the director leave the Board Of Directors of the Company.

As of March 31, 2006, 397,000 options were issued leaving an unissued stock option balance of 103,000.

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with FASB Statement No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first quarter of 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the three months ended March 31, 2006 and 2005:

	2006	2005

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.9%	5.0%
Expected volatility	151.7%	68.2%

The Company recorded $6,178 of stock-based compensation expense relative to stock options for the three months ended March 31, 2006 in accordance with SFAS 123R. A summary of stock option activity for the three months ended March 31, 2006 is presented as follows:

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2005	371,250	$2.299
Granted	123,750	0.330
Exercised	-	-
Forfeited	(98,000)	1.745
Balance at March 31, 2006	397,000	$1.711

Options exercisable at March 31, 2006	99,663	$1.652

Weighted average fair value of options
granted during the year		$0.32

The following table summarizes information about employee stock options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at March 31,	Contractual	Exercise	At March 31,	Exercise
Price	2006	Life	Price	2006	Price

$ 2.00	217,000	3.2 years	$2.00	60,439	$2.00
3.50	37,500	4.2 years	3.50	9,375	3.50
3.90	18,750	4.2 years	3.90	312	3.90
0.33	123,750	5.0 years	0.33	29,537	0.33
	397,000		$1.711	99,663	$1.652

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

The table below sets out the pro forma amounts of net income and earnings per share that would have resulted for the three months ended March 31, 2005, if the Company had accounted for its stock options under the fair value recognition provisions of SFAS 123:

Three Months Ended
March 31, 2005

Net loss (as reported)	$(190,133)

Deduct: Total stock based compensation expense determined under the fair value based method for all awards granted modified or settled during the period, net of related taxes	224

Pro forma net loss	$(190,357)
Basic, as reported	$(.04)
Basic, pro forma	$(.04)

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

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

Recent Accounting Pronouncements:  In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of Statement 155 to materially effect the Company’s financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company does not expect to be impacted by the adoption of SFAS 156, which will be effective for fiscal years beginning after September 15, 2006.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

NOTE 4 - PREFERRED STOCK PURCHASE AGREEMENT

On November 8, 2005, the Company entered into a Preferred Stock Purchase Agreement with its principal stockholder, Stanford International Bank Ltd. The Company agreed to issue to Stanford its Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants exercisable for 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Preferred Stock is convertible into one half share of Common Stock and is entitled to one half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of any Common Stock, an amount equal to the Stated Value per share. The Warrants are exercisable at a price of $0.002 per share. At March 31, 2006, the Company has an availability of $500,000 to draw down under the Preferred Stock Purchase Agreement on two week’s notice and the agreement calls for an additional $6.4 million that may be sold to Stanford to provide it with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion.

NOTE 5 - EQUITY TRANSACTIONS

On March 15, 2006, and March 22, 2006, the Company issued 200,000 shares and 250,000 shares respectively of its Series C Preferred Stock to its principal stockholder, Stanford International Bank Ltd. Further, as required under the Preferred Stock Purchase Agreement, warrants to purchase an aggregate of 60,000 and 75,000 shares of the Company’s common stock were issued. $66,710 of the Series C Preferred Stock purchases has been attributed to the fair value of the warrants and included in additional paid in capital. 67,500 of the 135,000 warrants were issued to five of Stanford’s assignees.

NOTE 6 - SUBSEQUENT EVENTS

On April 3, April 19, and April 24, 2006, the Company issued 100,000 shares, 125,000 shares and 125,000 shares respectively of its Series C Preferred Stock to its principal shareholder, Stanford International Bank Ltd. Further, as required under the Preferred Stock Agreement, warrants to purchase an aggregate of 30,000, 37,500 and 37,500 of the Company’s Common Stock were issued. 52,500 of the 105,000 warrants were issued to five of Stanford’s assignees.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

On April 6, 2006, VHT Acquisition Company (“VHT”), a wholly owned subsidiary of Healthcare Quality Solutions, Inc., consummated an Asset Purchase Agreement with VantaHealth Technologies, LLC (“Vanta”) and the members of Vanta. Under the Asset Purchase Agreement, VHT acquired substantially all of the assets of Vanta in consideration for $850,000 in cash, the assumption of certain liabilities of Vanta in the approximate amount of $70,000, and the issuance, to the members of Vanta, of an aggregate of 100,000 shares of the Company’s common stock.

In connection with the issuance of the Company’s common stock, the Company entered into a Lock -Up Agreement with the members of Vanta. Under the Lock-Up Agreement, the members of Vanta are prohibited from transferring the shares of common stock for a period of three years expiring April 1, 2009.

In connection with the acquisition of the assets of Vanta, VHT entered into a Transition Services Agreement with ZAC Capital Partners, LLC (“ZAC”). ZAC is a member of Vanta. Under the Transition Services Agreement, ZAC agreed to provide VHT certain transition services for a period of 150 days after the closing including transition assistance with respect to existing clients, assistance with access to books and records, introduction to Vanta’s existing sales leads, assistance in connection with the collection of existing accounts receivable and other services that VHT may reasonably request. In consideration of these services, VHT will pay ZAC $100,000 on or before April 20, 2006.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated the information below reflects our February 21, 2006 reverse stock split as if effectuated on January 1, 2005.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operation contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below and in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-KSB, 10-QSB, and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

Through our wholly owned subsidiary, Healthcare Quality Solutions, Inc. (“HQS”), we design, develop, market, sell and support web-based, management information and business intelligence services that assist home health care companies effectively manage the clinical, operational and financial aspects of their business. Our systems are implemented on our customers’ standard personal computers with access to the Internet over Microsoft Internet Explorer. Our architecture and fee structure enable our customers to rapidly and cost-effectively implement our systems for a modest transaction fee charged when a customer uses our programs to make patient clinical assessments. These systems have been designed to assist our customers in or by:

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

We currently derive most of our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month. As of March 31, 2006, we had 71 customers in 42 states with 482 sites using one or more of our programs. During March 2006, our customers made over 69,000 patient clinical assessments using our programs.

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

From February 2003 through June 2003, we rolled-out our new transaction-based pricing services to 45 sites of Amedisys, Inc., a publicly-traded HHA, doubling our transaction-based volume from 10,000 to 20,000 per month. Simultaneously, we marketed these new services to our existing subscription customers. Those incumbent customers that accepted the new services changed from a subscription basis to the new transaction basis. Where the customer would not agree to move up to the new services, the majority of these customers were dropped. Though the majority of these dropped customers were small single site agencies, one customer that used only our PPS Trans (subscription) services submitted over 100,000 assessments per year for processing. As this customer generated substantial negative gross margin, eliminating it from the statistics not only increased the average charge per transaction but improved the gross margin. Currently at March 31, 2006, approximately 17% of our customers remain on a subscription basis. Due to their small size we do not anticipate converting these customers to transaction basis, but they will remain as subscription based customers.

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

Evaluation of Company Performance and Financial Condition

Since our operations and administrative staffing levels and fixed expenses are relatively stable, the principle factor our management analyzes in evaluating our performance is changes in our principal sources of revenue. Management therefore focuses primarily on the volume of transaction sites added and the number of transactions processed in each fiscal period to evaluate our performance. To a lesser extent, management evaluates the efficiency of our operation and our staffing levels by reviewing changes in our revenue per employee (which is determined by dividing revenue during a period by the weighted average headcount). To evaluate the effectiveness of our finance department and the strength of our financial position, management reviews our days of sales outstanding for each period.

Operational Risks and Challenges

Management believes that as we grow and expand our hosted on line services, we may be increasingly encroaching on the market of larger, more established vendor’s software offerings. It is likely that one or more of these more financially capable companies will develop a competing service.

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

Risk Factors

You should carefully consider the risks described below before making an investment decision in us. This disclosure highlights all material risks regarding our business and this offering.

We have a history of losses and if these losses continue you may lose your entire investment in our company.

We have a history of operating losses in our business and have incurred significant net losses since our inception. For the fiscal year ended December 31, 2005, we incurred net losses totaling $727,384. For the three months ended March 31, 2006, we incurred net losses of $101,068. At March 31, 2006, we had an accumulated deficit of $13,113,343. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section.

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

We currently depend on repeat business for a substantial portion of our revenues. However, we need to increase our customer base to grow in the future and we are not sure we will be able to do this.

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

One of our customers accounts for approximately 57% of our business and the loss of this significant customer would materially decrease our revenues.

We had one customer, Amedisys, Inc., who accounted for approximately 57% of our revenue for the three months ended March 31, 2006 and 45% of our revenues for the year ended December 31, 2005. The loss of this customer would materially decrease our revenues.

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

Selling our services involves a sophisticated sales effort which narrows the talent pool to replace our sales staff. If we are unable to retain or replace qualified sales staff, our revenues may decrease.

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

Our existing architecture and database structure could not effective meet the new Pay-for-Performance regulations which are expected to go into effect in late 2007. The cost of upgrading our structure is significant and we do not know that we will be able to have the structure upgraded in time.

We have engaged an outsourcing firm to assist us with re-engineering major aspects of our infrastructure. We estimate that the cost of this project will exceed $1 million. We believe that we have adequate time to prepare our software to meet the 2007 requirement for compliance. However, at this juncture, we are unable to determine the total cost or that the project will be completed on time.

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

In 2004 we initiated development projects to produce new and enhanced services for delivery in late 2004. Introduction of these systems was delayed as resources were re-assigned to meet federal regulatory changes. We currently expect to release a number of new products and enhancements to existing products in mid 2006 and late 2006; however, we do not anticipate that a material portion of our service revenue growth in 2006 will come from these new releases. If we experience material delays in introducing new products and enhancements, our prospects for growth will be impaired and our reputation with our customers may be damaged. The market for management information tools is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in government regulation, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies, changes in applicable government regulation and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products while developing and introducing new products on a timely basis that keep pace with technological developments and government regulations and satisfy increasingly sophisticated customer requirements.

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

Competition in the healthcare information systems industry is intense as the technology is changing rapidly. If we are unable to compete we will lose significant customers  and our revenues could decrease.

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

We depend upon a third party for hosting our servers and providing Internet and VPN connectivity and if access to this facility is lost we will have to find a new servicer. If we are unable to timely find a new server or find a quality servicer our revenues may decrease.

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

Our shares of Common Stock are currently quoted on the OTC Bulletin Board. Trading in shares of Common Stock has begun, however, we expect to have only a limited trading market in the foreseeable future. As a result, you may find it difficult to dispose of shares of our Common Stock and you may suffer a loss of all or a substantial portion of your investment in our Common Stock.

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

As of March 31, 2006, our principal shareholder, Stanford, owned or controlled approximately 82% of our Common Stock. In April 2006, Stanford acquired additional shares of our preferred stock, which are convertible into common stock, further increasing its beneficial ownership. This shareholder is able to control the outcome of shareholder votes, including votes concerning amendments to our charter and by-laws and the approval of significant corporate transactions like a merger or sale of our assets. Although none of our directors or officers are affiliated with Stanford or have any relationships with Stanford, Stanford is able to control the election of the board of directors through its ownership of a majority of our Common Stock. In addition, Stanford has provided us with significant financing. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.

We may issue additional shares of preferred stock that could deter a change of control or dilute the interests of our common shareholders. We could amend our charter documents to deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of Common Stock.

Our articles of incorporation permit our board of directors to issue up to 15,000,000 shares of preferred stock without shareholder approval. As of March 31, 2006, 725,000 shares of the preferred stock were issued and outstanding. Shares of preferred stock, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and Nevada law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our Common Stock.

Research and Development

Phase I of the Company’s new Medications Risk Manager service completed its beta test in January 2006 and is projected for general release in June 2006. Phase II of the Medications Risk Manager service (drug interaction assessment) was introduced into beta test at Personal Touch Homecare, Inc. of Bayside, New York, in late March 2006. It is not anticipated that this product will add material revenue during 2006. We expect to introduce two other new services that will be introduced into beta test mid 2006 with others to follow over the balance of that year. These products are not expected to add material revenue during 2006.  Development of the underlying software will be produced with existing staff.

In January 2006 we conducted an in-depth analysis of the new Pay-for-Performance (P4P) regulations proposed in 2005 by the Centers for Medicare and Medicaid Services (CMS). The homecare industry does not expect the P4P regulations to become effective until late 2007. In our analysis we determined that the existing architecture and database structure of HQS could not effectively meet the P4P requirements. As a result, in January 2006 we engaged an outsourcing firm to assist us with re-engineering major aspects of the HQS services infrastructure. We believe we have adequate time to prepare our software and database infrastructure to meet the 2007 timing requirement. The total cost of the project has not been determined but is estimated to exceed $1 million, of which, to date, we have only expended approximately $50,000.

We believe that investment in this infrastructure, to comply with the P4P regulations, will give us a competitive advantage over our existing competitors who may not invest in technological improvements in the homecare industry. Moreover, we believe that these new capabilities will make our products more attractive to smaller homecare providers who do not have the financial wherewithal to invest in improving their own infrastructure to comply with the P4P regulations.

While the new services are being developed our current systems continue to be updated and expanded. The research and development expenses associated with maintaining the current products are not material and may increase slightly to cover costs related to the use of short term software development contractors or consultants that may be used in the development cycle.

Revenue Recognition

We follow the guidance of the SEC’s Staff Accounting Bulletin 104 for revenue recognition. In general, we recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Currently, we primarily employ a web-based application service provider model to deliver our services to our home healthcare customers. In instances where the customer specifies final acceptance of the system or service, we defer revenue until all acceptance criteria have been met. Our revenue is classified into two categories: recurring and non-recurring. For the year ended December 31, 2005 approximately 93% of our total revenue was recurring and 7% was non-recurring. We price these services primarily on a transaction fee basis (calculated based upon the number of patient clinical assessments made by a customer during a period) and, to a lesser extent, on a subscription fee basis. Clinical assessments, which are mandated by Medicare, require home health care agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge. Our products, PPS Collect, Editor, Executive, Dashboard, Trans, Outcomes, and Oasis Auditor all assist in the collection of assessment data and are all charged on a transaction basis. This recurring revenue is typically billed and recognized monthly. We earn the revenues from subscriptions ratably over the period of the respective agreement, generally one year. We record cash payments received in advance or at beginning of a contract as deferred revenue. We recognize transaction fee based revenues in the period the transaction is processed. We generate non-recurring revenue from implementation fees, consulting, training and customer support services and this non-recurring revenue is charged to customers on a fee basis usually based upon time spent. We recognize implementation fees in the month that the customer goes live and we recognize training, consultation, advisory and support revenue in the month that the service is performed. Implementation costs consisting of payroll and travel are expensed in the same period implementation fees are recognized. Typical sales terms would be 30 days from the date of invoice.

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

Stock Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with FASB Statement No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first quarter of 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of Statement 155 to materially effect the Company’s financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. We do not expect to be impacted by the adoption of SFAS 156, which will be effective for fiscal years beginning after September 15, 2006.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Results of Operations

As stated above CMS introduced regulations that require home health agencies to collect assessment data on each patient as start-of-care and at discharge. These assessments determine the reimbursement for each patient for a 60 day episode of care. Our total assessments are the number of patient OASIS assessments received from customers including both transaction and subscription customers. Transaction revenue is derived by multiplying the transaction assessments received in the quarter multiplied by the customer’s per assessment charge. Subscription revenue is calculated based on a yearly subscription fee, regardless of the number of assessments received, and is earned ratably over twelve months. The average charge per transaction is calculated by dividing the transaction revenue by the number of transaction assessments.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

	Three Months Ended March 31,
	2005	2006
Net sales	100%	100%
Cost of sales	44	45

Gross profit	56	55

Operating expenses:
Selling and marketing	19	18
Research and development	17	15
General and administrative	33	22
Depreciation and amortization	5	3
Interest	2	0

Total operating expenses	76	58

Net income (loss)	(20)	(3)

The following table sets forth certain statistical data for each of the periods indicated.

	Three Months Ended March 31,
	2005	2006
Total customers (weighted average)	93	73
Total customers (end of period)	92	71
Total sites (weighted average)	372	487
Total sites (end of period)	377	482
Total assessments	173,961	200,557

Transaction customers (weighted average)	77	61
Transaction customers (end of period)	76	59
Transaction sites (weighted average)	363	475
Transaction sites (end of period)	360	470
Transactions assessments	169,276	196,922
Transaction revenues	$907,137	$1,110,898
Average charge per transaction	$5.36	$5.64

Subscription customers (weighted average)	16	12
Subscription customers (end of period)	16	12
Subscription sites (weighted average)	17	12
Subscription sites (end of month)	17	12
Subscription assessments	4,685	3,635
Subscription revenue	$14,616	$7,347
Training revenue	$12,528	$52,584
Implementation & Setup Revenue	$13,475	$40,976
Other Revenue	$11,348	$12,628
Weighted average headcount	45	61
Days sales outstanding	42	34

Net sales increased $265,327 or 28% for the three months ended March 31, 2006 to $1,224,432 compared to $959,105 during the same period in 2005. This increase resulted primarily from price increases and an increase in assessment transaction volume from existing customers.

The largest contributor to our revenue growth during the period was the increase in our transaction based revenue. Our average charge per transaction increased 5% to $5.64 during the three months ended March 31, 2006, from $5.36 during the three months ended March 31, 2005, and the number of transactions processed increased 16% to 196,922 during the three months ended March 31, 2006 from 169,276 during the three months ended March 31, 2005. Revenues for these transactions increased 22% from the same period last year to $1,110,898 from $907,137. This $203,761 increase in our transaction revenue is comprised of a 73% increase attributed to increased volume and 27% of the increase is attributed to price increases. The price increase is primarily due to the replacement of smaller customers with lower rates per transaction with new customers with a higher rate per transaction and who are utilizing more advanced features and functions. The number of transaction based customers decreased 22% to 59 customers at March 31, 2006 compared to 76 customers at March 31, 2005. During the quarter ended March 31, 2006, the number of transaction based sites increased 31% to 470 from 360 at March 31, 2005.

Cost of sales for the three months ended March 31, 2006 was $548,976 or 45% of revenues as compared to $425,183 or 44% of revenues for the three months ended March 31, 2005. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, our implementation department and our training and education department. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, rent, assessment forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The $123,793 or 29% increase in the cost of sales was attributed primarily to increased staffing in our customer service, training and education departments to support the increased customer volume resulting in an increase of $164,438 in salaries and related expenses; increase in professional services of $25,306 for contract employees handling training and implementation; an increase of $9,378 in communications; and an increase of $23,239 in occupancy costs. These increases were partially offset by a decrease in depreciation of $105,117 resulting from assets being fully depreciated as of November 30, 2005.

Total operating expenses totaled $709,814 for the three months ended March 31, 2006, compared to $724,055 for the three months ended March 31, 2005, a decrease in operating expenses of $14,241 or 2%.

Operating expenses were comprised of:

Selling and marketing expense totaled $224,737 for the three months ended March 31, 2006 compared to $184,563 for the three months ended March 31, 2005, resulting in an increase in selling and marketing expense of $40,174 or 22%. We included in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, occupancy, telephone, teleconferencing, and office expense. The principal reason for the increase in selling and marketing expense is attributed to the $78,597 increase in professional services related to the management of our marketing and sales department, an increase of $19,880 in travel expense for contract employees and a $9,454 increase in marketing and promotional expense due to increased attendance at regional trade shows. These increases were partially offset by a decrease in salaries and related expenses of $65,485 due to the use of contract employees and the temporary reduction of our sales force. We plan to increase our sales force by an additional one full time employee in each of the second, third and fourth quarters of 2006. Commissions decreased $4,563.

Research and development expense was $180,011 for the three months ended March 31, 2006, as compared to $159,456 for the three months ended March 31, 2005, resulting in an increase of $20,555 or 13%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, occupancy, communications and supplies. The 13% increase in expense is primarily due to the increase of $9,368 in professional services for outside contractors and increases of $11,753 in occupancy and $1,813 in other expense. We anticipate that the expenses for outside contractors will continue to increase over the next eight months as we re-engineer major aspects of our services infrastructure in preparation for the P4P regulations.

General and administration expense was $270,515 for the three months ended March 31, 2006 and $315,325 for the three months ended March 31, 2005, representing a decrease of $44,810 or 14%. Included in our general and administration expense are salaries and related expenses for our executive officers and administrative employees. Also included in general and administration are corporate costs such as legal and accounting, utilities, rent, office supplies and office equipment The principal reason for the decrease is a decrease in occupancy of $38,626 due to the allocation of rent expense to other departments based on the space allocation, a decrease in travel expense of $3,538 and a decrease in communications expense of $3,410.

Depreciation expense was $33,879 for the three months ended March 31, 2006 and $42,627 for the three months ended March 31, 2005, a decrease of $8,748 or 21%. The principal reason for the decrease in depreciation expense of $8,748 is due to the fixed assets that were acquired at the inception of the business in October of 2002 becoming fully depreciated.

Interest expense was $672 for the three months ended March 31, 2006 and $22,083 for the three months ended March 31, 2005, representing a decrease of $21,411. The principal reason for this decrease was the payoff of the loan and security agreement proceeds in November of 2005.

The weighted average head count for the three month period ended March 31, 2006 was 61 and for the three months ended March 31, 2005 it was 45, resulting in an increase of 16 or 36% in the average headcount. Revenue per employee for the three months ended March 31, 2006 was $20,073 compared to $21,313 for the three months ended March 31, 2005, representing a decrease of $1,241 per employee or 6%. The increase in the headcount was primarily due to staffing to support an anticipated increase in transaction assessment volume. Management believes that the decrease in revenue per employee from prior periods is temporary as new employees learn their jobs and increase in productivity. We anticipate revenue per assessment will increase as our revenue from current products increase since we have the capacity to process additional assessments with only a minimal increase in customer service staffing over the next twelve months.

Liquidity and Capital Resources

At March 31, 2006, we had incurred an accumulated deficit of $13,113,343, compared to $13,012,275 at December 31, 2005. At March 31, 2006, we had working capital of $1,487,786, compared to $619,775 at December 31, 2005. We had incurred net operating losses for the three months ended March 31, 2006 and the year ended December 31, 2005 of $34,358 and $489,595, respectively.

On November 8, 2005, we entered into a Preferred Stock Purchase Agreement with our principal stockholder, Stanford International Bank Ltd. We agreed to issue to Stanford our Series C Preferred Stock at a price of $2.00 per share together with warrants exercisable for 3/10 of a share of Common Stock for each share of Series C Preferred Stock purchased. The Warrants are exercisable at a price of $0.002 per share. On November 8, 2005, we refinanced the outstanding amount of $1,250,000 under the loan and security agreement and have drawn down an additional $1,100,000 of working capital through March 31, 2006. In April 2006, we drew down an additional $700,000. Among other things, the proceeds were used to finance the acquisition of Vanta Health Technologies, LLC. We have an availability of $500,000 to draw down under the Preferred Stock Purchase Agreement on two weeks’ notice and the agreement provides for an additional $5,700,000 that may be sold to Stanford to provide us with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion. We believe that the $500,000 available to us with two weeks notice under the Preferred Stock Purchase Agreement and an additional $500,000 from the Preferred Stock Purchase Agreement for working capital, together with funds generated from operations, will be sufficient to meet our liquidity needs over the next twelve months.

Operating activities used $42,656 for the three months ended March 31, 2006, whereas such activities used $53,545 during the same period of 2005. Cash used by operating activities for the three months ended March 31, 2006, is primarily attributable to a net loss of $34,358, an increase in accounts receivable of $68,717, a decrease in accrued expenses of $12,748 and a decrease in deferred revenue of $47,060. These were partially offset by non-cash items such as depreciation and amortization of $65,364, a decrease in prepaid expenses of $2,174, an increase in accounts payable of $52,753.

Investing activities used $58,885 for the three months ended March 31, 2006, whereas such activities used $59,950 for the three months ended March 31, 2005. Cash used in investing activities in 2006 is attributable to purchases of property and equipment of $7,942 and capitalized software development costs of $50,943.

Financing activities provided $896,352 for the three months ended March 31, 2006, whereas such activities used $3,273 during the same period of 2005. Cash provided by financing activities in 2006 is attributed to $900,000 in proceeds from the Preferred Stock Purchase Agreement and is offset by the repayment of $3,648 of capital lease obligations.

Cash at March 31, 2006 and December 31, 2005, respectively, was $1,133,741 and $338,930. At March 31, 2006, we had stockholders’ equity of $1,953,999 and $1,082,180 at December 31, 2005.

Accounts receivable at March 31, 2006 was $754,881 as compared to $686,164 at December 31, 2005, an increase of approximately 10%. Days of sales outstanding were 34 days for the three months ended March 31, 2006 compared with 42 days for the year ended December 31, 2005. Our business strategy of attracting larger customers has resulted in customers who have larger financial resources and submit payment timely. Our standard contract states that payment is due within 30 days of the date of the invoice. At March 31, 2006, Amedisys, Inc accounted for 56.5% of the accounts receivable. As disclosed under “Risk Factors,” the loss of Amedisys would materially decrease our revenues. We believe that our services are an integral part of the Amedisys daily operation, having a direct impact on Amedisys clinical, financial and field operations.

Other assets at March 31, 2006 were $543,645 compared to $552,234 at December 31, 2005. These amounts were primarily due to property and equipment of $440,786 and $447,266, respectively, which consist principally of $236,305 and $218,310, respectively, of internally developed software.

Accounts payable and accrued expenses at March 31, 2006 and December 31, 2005 were $283,686 and $249,859, respectively.

We anticipate that cash requirements will remain at the current level for the next twelve months as we plan on continuing to utilize current resources to continue improving our infrastructure, develop our business, establish our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate proceeds from the Preferred Stock Purchase Agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through March 31, 2007. As of March 31, 2006, there were no commitments for long-term capital expenditures.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, as of such date, we had material weaknesses associated with separation of duties due to the fact that there are only three employees in our finance department, including our CFO. Management decided that the risks associated with this weakness alone did not justify the expense associated with retaining additional employees. However due to the growth of the Company, management has decided to add additional full-time employees in the second quarter of 2006 which should eliminate this material weakness.

Changes in Internal Control

There has been no change in our internal control over financial reporting identified in connection with the quarterly evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

There are presently no material pending legal proceedings to which our company or our subsidiary is a party or to which any of their property is subject and, to the best of our knowledge, no such actions against our company or our subsidiary are contemplated or threatened.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

On March 29, 2006, our Board of Directors unanimously voted to authorize that incentive stock options to purchase 118,750 shares of our common stock be granted to employees under the 2003 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The options have an exercise price of $0.33 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to January 1, 2005, with the unexercised portion of such respective options to expire should the employee leave our employment. Also, 98,000 previously issued options were cancelled. The sales and issuances of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

Further, on March 29, 2006, our Board of Directors unanimously voted under the Plan to grant non-qualified stock options to purchase an aggregate of 5,000 shares of common stock to our two outside directors. Such options have an exercise price of $0.33 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of board membership subsequent to January 1, 2005, with the unexercised portion of such respective options to expire should the director leave our Board of Directors. The sales and issuances of these securities were deemed to be exempt from registration by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

As of March 31, 2006, 397,000 options were issued leaving an unissued stock option balance of 103,000.

In April 2006, we drew down an additional $700,000 under the Preferred Stock Purchase Agreement with our principal stockholder, Stanford International Bank Ltd., resulting in the issuance of an additional 350,000 shares of Series C Preferred Stock. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

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

HEALTH SYSTEMS SOLUTIONS, INC.

Dated: May 12, 2006	By:	/s/ B. M. Milvain
B. M. Milvain, President
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 12, 2006.

SIGNATURE	Title

/s/ B. M. Milvain	President and Director
B. M. Milvain /s/ Susan Baxter Gibson	Principal Financial Officer
Susan Baxter Gibson