Form 10-Q
period 2006-06-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2006-08-14
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Issuer’s telephone number, including area code: (813) 282-3303

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,075,907 shares of Common Stock as of July 31, 2006.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☒

HEALTH SYSTEMS SOLUTIONS, INC.

FORM 10-QSB

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$158,054
Accounts receivable, net of allowance for doubtful accounts
of $195,000	1,431,483
Prepaids and other current assets	133,403

Total current assets	1,722,940

Property and equipment, net of accumulated depreciation
and amortization of $479,320	250,262

Software development costs, net of accumulated amortization
of $1,894,304	3,724,818

Security deposits	23,484

Long term receivable from stockholder	71,177

Total assets	$5,792,681

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligation	$17,313
Accounts payable	350,736
Accrued expenses	231,101
Deferred revenue	886,131
Customer deposits	9,265
Reserve for customer refunds	600,000

Total current liabilities	2,094,546

Loans payable	571,000

Total liabilities	2,665,546

Stockholders' equity
Preferred Stock; 15,000,000 shares authorized;
Series C $2.00 Convertible; 4,625,000 authorized,
1,925,000 shares issued and outstanding	3,850,000
Common Stock; $.001 par value; 150,000,000 shares authorized;
6,075,907 shares issued and outstanding	6,076
Additional paid-in capital	12,895,697
Accumulated deficit	(13,624,638)

Total stockholders' equity	3,127,135

Total liabilities and stockholders' equity	$5,792,681

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net sales	$1,880,498	$997,155	$3,104,930	$1,956,260
Cost of sales	1,003,515	461,599	1,552,491	886,782

Gross profit	876,983	535,556	1,552,439	1,069,478

Operating expenses
Selling and marketing	371,043	181,983	595,780	366,546
Research and development	277,598	167,902	457,609	327,358
General and administrative	556,510	279,189	827,025	594,515
Depreciation and amortization	35,824	42,983	69,703	85,610
Interest	7,816	23,062	8,488	45,145

Total operating expenses	1,248,791	695,119	1,958,605	1,419,174

Net loss	(371,808)	(159,563)	(406,166)	(349,696)

Deemed preferred stock dividend	139,487	-	206,197	-

Net loss applicable to common shareholders	$(511,295)	$(159,563)	$(612,363)	$(349,696)

Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.11)	$(0.06)

Basic and diluted weighted average shares outstanding	5,855,204	5,451,961	5,736,215	5,487,479

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005

Cash flows from operating activities:

Net loss	$(406,166)	$(349,696)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation expense	15,402	-
Depreciation and amortization of property and equipment	69,703	85,610
Amortization of software development costs	303,474	280,124
(Gain) or loss on fixed assets disposals	-	479
Changes in operating assets and liabilities:
Accounts receivable	(633,048)	(76,661)
Allowance for doubtful accounts	78,828	-
Royalties and referral fees receivable	(2,465)	(300)
Prepaid expenses and other current assets	(23,726)	5,599
Security deposits	-	(500)
Accounts payable	(284,565)	(40,100)
Accrued expenses	(3,872)	(2,100)
Deferred revenue	(119,294)	(102,294)
Customer deposits	(24,029)	-

Net cash used in operating activities	(1,029,758)	(199,839)

Cash flow from investing activities:
Purchase of VantaHealth Technologies, LLC.	(1,034,493)	-
Purchase of CareKeeper Software, Inc.	(17,847)	-
Acquisition of cash	26,420
Purchase of property and equipment	(32,539)	(41,097)
Increase in software development costs	(258,880)	(92,491)

Net cash used in investing activities	(1,317,339)	(133,588)

Cash flow from financing activities:
Repayment of capital lease obligation	(8,963)	(6,573)
Repayment of loans payable	(260,536)
Proceeds from loans payable	-	100,000
Proceeds from the issuance of Common Stock	35,720	-
Proceeds from the issuance of Series C Preferred Stock	2,400,000	-

Net cash provided by financing activities	2,166,221	93,427

Decrease in cash	(180,876)	(240,000)

Cash, beginning of period	338,930	300,221

Cash, end of period	$158,054	$60,221

Supplemental cash flow data:
Cash paid during the period for interest expense	$8,488	$45,145

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Health Systems Solutions, Inc. (the “Company”), through its wholly owned subsidiaries, Healthcare Quality Solutions, Inc. (“HQS”) and CareKeeper Solutions, Inc. (“CKS”), designs, develops, markets, sells and supports web-based, management information and business intelligence services that assist home health care companies effectively manage the clinical, operational and financial aspects of their business.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the six-months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation: On May 12, 2006, the Company’s Board of Directors unanimously voted to authorize that, incentive stock options to purchase 39,125 shares of the Company’s common stock are granted to its employees under the 2003 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The options have an exercise price of $1.01 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to April 1, 2006, with the unexercised portion of such respective options to expire May 12, 2011 or should the employee leave the employ of the Company.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

As of June 30, 2006, 436,125 options were issued leaving an unissued stock option balance of 63,875.

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with FASB Statement No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the second quarter of 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. The following assumptions were used for grants during the three months ended June 30, 2006 and 2005:

	2006	2005

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	5.0%	5.0%
Expected volatility	163.3%	68.2%

The Company recorded $9,224 and $15,402 of stock-based compensation expense relative to stock options for the three and six months ended June 30, 2006, respectively, in accordance with SFAS 123R. A summary of stock option activity for the six months ended June 30, 2006 is presented as follows:

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2005	371,250	$2.299
Granted	162,875	0.493
Exercised	-	-
Forfeited	(98,000)	1.745
Balance at June 30, 2006	436,125	$1.648

Options exercisable at June 30, 2006	142,443	$1.814

Weighted average fair value of options granted during the year		$0.48

The following table summarizes information about employee stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price	2006	Life	Price	2006	Price

$ 2.00	217,000	2.9 years	$2.00	98,750	$2.00
3.50	37,500	3.9 years	3.50	9,375	3.50
3.90	18,750	3.9 years	3.90	4,687	3.90
0.33	123,750	4.9 years	0.33	29,631	0.33
1.01	39,125	4.9 years	1.01	-	1.01
	436,125		$1.648	142,443	$1.814

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

The table below sets out the pro forma amounts of net income and earnings per share that would have resulted for the six months ended June 30, 2005, if the Company had accounted for its stock options under the fair value recognition provisions of SFAS 123:

Six Months Ended
June 30, 2005

Net loss (as reported)	$(349,696)

Deduct: Total stock based compensation expense determined
under the fair value based method for all awards granted
modified or settled during the period, net of related taxes	6,592

Pro forma net loss	$(356,288)
Basic, as reported	$(.06)
Basic, pro forma	$(.06)

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

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Recent Accounting Pronouncements:
Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 4 - PREFERRED STOCK PURCHASE AGREEMENT

On November 8, 2005, the Company entered into a Preferred Stock Purchase Agreement with its principal stockholder, Stanford International Bank Ltd. The Company agreed to issue to Stanford its Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants exercisable for 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Preferred Stock is convertible into one half share of Common Stock and is entitled to one half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of any Common Stock, an amount equal to the Stated Value per share. The Warrants are exercisable at a price of $0.002 per share. At June 30, 2006, the Company has an availability of $500,000 to draw down under the Preferred Stock Purchase Agreement on two week’s notice and the agreement calls for an additional $4.9 million that may be sold to Stanford to provide it with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion.

NOTE 5 - EQUITY TRANSACTIONS

On April 3, April 19, April 24, May 17, May 26, June 5 and June 12, 2006, the Company issued 100,000 shares, 125,000 shares, 125,000 shares, 125,000 shares, 75,000 shares, 125,000 shares, and 75,000 shares respectively of its Series C Preferred Stock to its principal stockholder, Stanford International Bank Ltd. Further, as required under the Preferred Stock Purchase Agreement, warrants to purchase an aggregate of 225,000 shares of the Company’s Common Stock were issued. $139,487 of the Series C Preferred Stock purchases has been attributed to the fair value of the warrants and included in additional paid in capital. 112,500 of the 225,000 warrants were issued to five of Stanford’s assignees.

All of the 225,000 warrants mentioned above plus another 135,000 warrants from March 2006 were exercised in the quarter, and 360,000 Common Stock shares issued. Also, 100,000 shares of Common Stock were issues on April 6, 2006, in connection with the asset purchase of VantaHealth Technologies, LLC.

 HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 6 - ACQUISITIONS

On April 6, 2006, VHT Acquisition Company (“VHT”), a wholly owned subsidiary of Healthcare Quality Solutions, Inc., consummated an Asset Purchase Agreement (the “Purchase Agreement”) with VantaHealth Technologies, LLC (“Vanta”) and the members of Vanta. Under the Purchase Agreement, VHT acquired substantially all of the assets of Vanta in consideration for: (a) $850,000 in cash, (b) the assumption of certain liabilities of Vanta in the approximate amount of $70,000, and (c) the issuance, to the members of Vanta, of an aggregate of 100,000 shares of the Company’s common stock.

In connection with the issuance of the Company’s common stock, the Company entered into a Lock Up Agreement with the members of Vanta. Under the Lock Up Agreement, the members of Vanta are prohibited from transferring the shares of the Company’s common stock for a period of three years expiring on April 1, 2009.

In connection with the acquisition of the assets of Vanta, VHT entered into a Transition Services Agreement with ZAC Capital Partners, LLC (“ZAC”). ZAC is a member of Vanta. Under the Transition Services Agreement, ZAC agreed to provide to VHT certain transition services for a period of 150 days after the closing including transition assistance with respect to existing clients, assistance with access to books and records, introduction to Vanta’s existing sales leads, assistance in connection with the collection of existing accounts receivable, and other services that VHT may reasonably request. In consideration of these services, VHT will pay ZAC $100,000 on or before April 20, 2006.

On May 15, 2006, the Company executed and consummated a Stock Purchase Agreement (the “Purchase Agreement”) with all of the shareholders of Carekeeper Software, Inc. (“Carekeeper”). Under the Purchase Agreement, Carekeeper Solutions, Inc., the Company’s wholly owned subsidiary, acquired all of the issued and outstanding capital stock of Carekeeper. In consideration for the stock of Carekeeper: (a) the Company will make available to Carekeeper an operating line of credit in an amount of up to $1,500,000 to be made available at such times and in such amounts as the Company shall pre-approve and will be used solely to pay Carekeeper’s accounts payable, certain amounts due to the former shareholders of Carekeeper up to $143,000 and to pay operating expenses pursuant to an annual budget pre-approved by us; (b) an earn out payment based on a percentage of Carekeeper’s operating revenues in 2006, 2007 and 2008; and (c) a contingent payment in the amount of up to 400,000 shares of the Company’s common stock based on Carekeeper achieving certain milestones with respect to its operating revenues during 2006, 2007 and 2008.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

With respect to the earn out and contingent payments described above, the amounts of such payments will be based on the operating results of Carekeeper for the following periods: (i) May 15, 2006 through December 31, 2006, (ii) calendar year 2007 and (iii) calendar year 2008. The earn out amount will be based on a percentage of the gross operating revenues generated by Carekeeper from the sales of its products and services during these periods. With respect to the contingent payment of the Company’s shares of common stock described above, the former shareholders of Carekeeper will be entitled to receive up to a maximum of 400,000 shares in three installments over this period. The amount of each issuance of shares is based on Carekeeper achieving certain pre-approved milestones with respect to its operating revenues during these periods.

In connection with the possible issuance of the Company’s common stock under the terms of the Purchase Agreement, the Company entered into a Lock Up Agreement with each of the shareholders of Carekeeper. Under the Lock Up Agreement, the shareholders of Carekeeper are prohibited from transferring the shares of the Company’s common stock for a period of three years expiring on or about February 15, 2010.

In connection with this transaction, Carekeeper Solutions, Inc. entered into employment agreements with Jake C. Levy and Dorothy A. Levy. Pursuant to his employment agreement, Mr. Levy will serve as the chief executive officer of Carekeeper Solutions, Inc., for an initial term of three years. Pursuant to her employment agreement, Ms. Levy will serve as the director of quality assurance of Carekeeper Solutions, Inc., for an initial term of three years.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

	Carekeeper	VHT
Purchase price	$17,847	$1,034,493
Total assets	($242,931)	($129,965)
Total liabilities	$2,460,307	$411,351
Identifiable intangible assets	$2,235,223	$1,315,879

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

The following Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of VHT and Carekeeper had occurred as of the following period:

	For the six months	For the six months
	ended June 30, 2005	ended June 30, 2006
Net revenues	$3,597,907	$4,141,913
Net loss applicable
to common shareholders	($1,111,357)	($1,433,636)
Basic and diluted
net loss per share	($0.20)	($0.25)

NOTE 7 - SUBSEQUENT EVENTS

On July 10, July 20, and August 10, 2006, the Company issued 100,000 shares, 100,000 shares, and 125,000 shares respectively of its Series C Preferred Stock to its principal shareholder, Stanford International Bank Ltd. Further, as required under the Preferred Stock Agreement, warrants to purchase an aggregate of 97,500 of the Company’s Common Stock were issued. 48,750 of the 97,500 warrants were issued to five of Stanford’s assignees.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated the information below reflects our February 21, 2006 reverse stock split as if effectuated on January 1, 2005.

Forward-Looking Statements

This Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below and in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-KSB, 10-QSB, and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

Health Systems Solutions, Inc., through its two wholly owned subsidiaries, Healthcare Quality Solutions, Inc. (“HQS”) and Carekeeper Solutions, Inc. (“CKS”), designs, develops, markets, sells and supports both licensed and web-based, management information and business intelligence information technology systems and related services. These products are designed to assist home health care companies more effectively manage the clinical, operational and financial aspects of their business and compete effectively in the Prospective Payment System (PPS) and managed care environments. Our focus is to help home health care providers streamline their operations and better serve their patients. In this regard, we offer several comprehensive software solutions.

HQS delivers its services using the software as a service model (SaaS) where customers use their standard personal computers and Microsoft Internet Explorer and access to the Internet to utilize the Company’s software services that reside on HSS-owned servers. The HQS architecture and fee structure enables our customers to rapidly and cost-effectively implement our services for a modest transactional fee charged when a customer uses our programs to process patient clinical assessments and obtain management reports.

CKS delivers software using both: (i) a software license model where the CKS software is purchased up front and is installed on customer-owned servers under customer’s control, and (ii) a software as a service model (SaaS) or hosting model where customers use their standard personal computers and Microsoft Internet Explorer and access to the Internet to utilize CKS software residing on HSS-owned and managed servers. In the future we expect to reduce the number of customers using the software license model.

These services have been designed to assist our customers in or by:

• Increasing revenue;

• Reducing cost;

• Improving the quality of patient outcomes;

• Standardizing processes; and

• Minimizing regulatory compliance risk.

The services provided by HQS and CKS address a broad range of the information technology functionality necessary for home care companies to operate their business whether they are reimbursed for services under the Centers for Medicare and Medicaid Services (“CMS”) Conditions of Participation or under private duty or commercial insurance arrangements.

HQS software and services assist home health agencies on a daily basis to:

-	collect, edit and correct clinical data;

-	manage regulatory compliance risk; identify drug, food and herb interactions;

-	provide patient and caregiver scheduling and clinical data management; track caregiver activity using telephony;

-	process claims;

-	perform accounting and accounts receivable tasks.

In addition, through an HQS service unique in the industry, we are able to:

-
extract data from the databases of our competitor’s clinical and claims licensed software systems to provide in-depth financial and clinical analysis that identify a home care company’s strengths and weaknesses;

-	monitor patient progress from start of care to discharge; and

-	identify areas of potential improvement for care and tie outcomes to visit utilization.

Through real-time, daily and other periodic reports we also assist in the management of regulatory compliance risk and measurement of the patient outcome.

We currently derive our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month; monthly hosting service charges based on the size of data storage utilized, one-time sales of software licenses and software maintenance on licensed software. As of June 30, 2006, we had approximately 333 customers in 47 states using one or more of our services.

In 2005 there were approximately 8,000 Medicare certified home health agencies nationally that provided short-term (60 days or less) primarily skilled services (registered nurse, physical therapy, occupational therapy, speech therapy, social counseling) to over 2.8 million patients. In addition, there were approximately 7,000 private duty home care companies delivering skilled and unskilled services to patients in the home paid by other reimbursement sources including Medicaid, commercial insurance and private citizens.

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

In late 2002, in response to expanded PPS regulations, HQS introduced a series of online process management and business intelligence services using transaction-based pricing. These products assist home health agencies on a daily basis to collect, edit and correct the OASIS Data and through daily and other periodic reports assist in the management of patient outcome analysis and regulatory compliance risk. We refer to individual patient assessments containing the OASIS Data as the “transactions” on which we base our charges for our business process management and business intelligence services.

We believe that we achieve best results with larger, multi-site customers who tend to have more sophisticated management. The majority of our current HHA customers are expanding both organically and through acquisition. We believe that our results of operations are best enhanced by the addition of site(s) to a current customer than it is to bring on a single site new customer.

Our executive offices are located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609 and our telephone number is 813-282-3303. Our website is located at www.HQSonline.com. Information on our website is not a part of this report.

References throughout this annual report to “Health Systems Solutions,” “HSS,” “the Company,” “we,” “us” and “our” refer to Health Systems Solutions, Inc., a Nevada corporation, and our operating subsidiaries, Healthcare Quality Solutions, Inc. (“HQS”), Vanta Acquisition Company (“VHT”), and Carekeeper Solutions, Inc (“CKS”).

Growth Strategy

We believe that the baby boomers entering their post-65 years will place unprecedented demands on the healthcare system of our country. Current public demand for accountability in balancing the quality and cost of healthcare will increase as healthcare costs for the baby boomers consume an increasing portion of the Gross Domestic Product. These demands will require that improved and standardized processes be implemented and managed at all points of patient contact. Identifying and eliminating duplication of clinical services, waste and paper in administrative systems will force the adoption of business process management techniques already implemented in other industries. Increased dependency on information technology will be the norm.

As the baby boomers entering the healthcare system begin to have a greater financial impact on the cost of healthcare, we believe that a number of things will happen that will effect our business:

-	There will be public and political pressure to rationalize and consolidate many of the myriad of post acute healthcare delivery venues currently protected under Medicare and Medicaid regulations.

-
There will be consolidation within post acute verticals such as home care, nursing homes, rehabilitation facilities, hospices, etc. as well as consolidation or elimination of some of the types of providers.

-	Consolidation of providers will be preceded by an evolving introduction of data standards that enable the exchange of patient data and measurement of performance.

-	Ongoing changes will make obsolete proprietary, closed system designs and will require flexible, open source approaches.

-	There will be an increased need to devise automated patient plans of care to manage details of specific disease states that can be updated electronically.

We believe that most providers of services in post acute care do not have the resources to invest in or manage the technology required to meet this new environment. We believe the opportunity exists to consolidate information technology vendors in the post acute arena in advance of the rationalization of the healthcare providers themselves.

It is our objective to extend our position as a leading provider of management solutions for home care and enter the market for solutions to other post acute care industries both by developing new systems and by acquiring existing companies that currently provide services to these venues and possess broad domain expertise. Acquired businesses will have already made the investment to migrate their solutions to the web in order to minimize the complex task of integrating disparate systems into the HSS network.

Key elements of this strategy include:

Leverage Our Existing Customer Base.

We believe significant opportunities exist to leverage our existing customer base by selling more applications to customers that utilize less than the full suite of programs, as well as by expanding our suite of programs to provide our customers with enhanced functionality and increased transactional volumes. We intend to continue to develop our current service offerings and to introduce new solutions that assist in the management of specific disease states and complementary products. We may offer our services to other industries.

Offer Our Services to Other Segments of The Post Acute Industry.

We believe that the interest in tools to assist in the management of patient care, performance improvement, risk and compliance and specific disease states and conditions will provide us with opportunities to further develop our platform to provide solutions to hospice, nursing homes, skilled nursing facilities and inpatient rehabilitation facilities.

Strategic Acquisitions Allowing Further Expansion of our Platform of Solutions and Customer Base.

We want to increase our platform of solutions to the home health agencies we serve. Management believes there may be opportunities to expand our product offerings and/or customer base through strategic acquisitions. As a result, we regularly evaluate such opportunities.

Evaluation of Company Performance and Financial Condition

Since our administrative staffing levels and fixed expenses are relatively stable, the principle factor our management analyzes in evaluating our performance is changes in our principal sources of revenue. Management therefore focuses primarily on the volume of transactions per site added and the type of transactions processed to evaluate our performance. To a lesser extent, management evaluates the efficiency of our operation and our staffing levels by reviewing changes in our revenue per employee (which is determined by dividing revenue during a period by the weighted average headcount). To evaluate the effectiveness of our finance department and the strength of our financial position, management reviews our days of sales outstanding for each period.

Operational Risks and Challenges

Management believes that as we grow and expand our hosted on line services, we may be increasingly encroaching on the market of larger, more established vendor’s software offerings. It is likely that one or more of these more financially capable companies will develop a competing service.

We also bear the cost and risks associated with meeting regulatory compliance. For example, meeting the demands of HIPAA relating to protection of Private Health Information will require modifications to existing software and the development of new software to meet the HIPAA regulations. We also assist our customers that must comply with Sarbanes-Oxley in demonstrating proper internal control processes. These are both complex issues requiring measured responses. In addition, they both expose us to legal challenges.

Risk Factors

You should carefully consider the risks described below before making an investment decision in us. This disclosure highlights all material risks regarding our business and this offering.

We may fail to realize the anticipated synergies, cost savings and other benefits expected from the VantaHealth Technologies, LLC and Carekeeper Software, Inc. acquisitions, which could cause the value of our company and our common stock to decline.

Each acquisition involves the integration of two companies that have previously operated independently. HQS and VantaHealth entered into the acquisition agreement with the expectation that the acquisition would create opportunities to achieve market leverage from the product synergies and other benefits from operating the combined businesses of both companies. HSS entered into its acquisition agreement with Carekeeper in order to leverage the Carekeeper scheduling and private pay processing capabilities. HSS made this decision knowing that the delivery of Carekeeper’s new software was months behind schedule and was struggling in its effort to add functionality that would enable its software to handle Medicare processing in addition to its other capabilities. Our results of operation and the value of our common stock may decline if we are unable to achieve the benefits expected to result from completion of these acquisitions.

Achieving the benefits of the acquisitions will depend in part upon meeting the challenges inherent in the successful integration of these two business enterprises and the possible resulting diversion of management attention for an extended period of time. We cannot assure that these challenges will be met or opportunities realized. Delays encountered in the integration process could cause lower than expected revenues and/or increased higher expenses.

We expect that changes to the pricing models for the products of the acquired companies will negatively effect the operating results of our new CKS and VHT divisions.

We are changing the pricing model for the products of Carekeeper and VHT from an up front charge for the software license to a transaction pricing model. Management believes that this change may, for a period of two years, result in a decline in revenues from these divisions compared to the results that would have been attained under the licensed pricing model.

Certain Carekeeper customers have submitted notices of default to Carekeeper and may initiate legal action against Carekeeper and HSS.

During the due diligence of the Carekeeper business assets and operations, HSS determined that there were six Carekeeper customers that had submitted notices of default under their license agreements. We are currently attempting to negotiate appropriate settlements for these customers. Our success at negotiating settlements could be protracted and if not resolved by negotiation and under the terms of the license agreement may result in arbitration. At June 30, 2006, it is unknown how long the negotiations may take, the legal fees to be incurred and the resulting financial impact on Carekeeper.

Uncertainties associated with the acquisition may cause a loss of employees which could increase our operating expenses.

Our success after the acquisitions will depend in part upon our ability to retain key Carekeeper and VantaHealth employees. Competition for qualified technical personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with HSS or HQS following the acquisitions. Accordingly, we cannot assure you that HSS will be able to retain key employees to the same extent that it, Carekeeper or VantaHealth has been able to do so in the past.

We have a history of losses and if these losses continue it will negatively impact the value of our company.

We have incurred significant net losses since our inception. For the fiscal year ended December 31, 2005, we incurred net losses of $489,595. For the six months ended June 30, 2006, we incurred net losses of $406,166. At June 30, 2006, we had an accumulated deficit of $13,624,638. Our continued operating losses have contributed to the deterioration of our cash position. We expect that cash on hand together with funds available to us under our Preferred Stock Purchase Agreement with our principal stockholder will permit us to fund our operations for the next twelve months. Unexpected increases in negative cash flow from operations or the unavailability of funds under Preferred Stock Purchase would cause us to require additional external funding before that time. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations.

One of our customers accounts for approximately 39% of our business and the loss of this significant customer would materially decrease our revenues and could result in more operating losses.

We had one customer, Amedisys, Inc., who accounted for approximately 39% of our revenue for the six months ended June 30, 2006 and 45% of our revenues for the year ended December 31, 2005. The loss of this customer would materially decrease our revenues and could result in more operating losses.

We have a long sales cycle and may not be able to increase revenues as quickly as we must increase staffing to support additional activity. If we increase our staffing in anticipation of additional revenues that are delayed, we may incur losses which could result in you losing your investment in our company.

Though most home health care agencies use some form of management information system to enhance their financial and clinical performance, selling our web-based solutions requires us to educate potential customers on our solutions’ uses and benefits and to educate them on giving up on-site control of their computer servers. As a result, selling our services requires a long sales cycle, which can take up to eight months. Consequently, we face difficulty predicting the quarter in which revenues from expected customers may be realized. The sale of our services is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant information technology commitments. If we increase our staffing in anticipation of additional revenues and those revenues are delayed, we may suffer losses.

Over the last two years the services delivered by us have become increasingly important to our customers. A loss or deterioration of our service availability could result in significant damage to our customers and may result in customers initiating legal proceedings against us.

HQS has installed its customer-facing computing and communications control equipment at a Qwest CyberCenter in Tampa, Florida. CKS has a similar installation at a Qwest facility in Sterling, Virginia. Notwithstanding the history of high availability associated with the Qwest CyberCenters it is possible that a catastrophic event could damage either of these sites rendering the HQS and CKS services unavailable for an extended period. Should this occur HQS, CKS and HSS could be subject to lawsuits by our customers which would be expensive and time-consuming to defend.

If we fail to properly manage our growth, we may lose customers and our revenues would decrease.

We expanded our computer operations infrastructure in anticipation of our current and potential customer growth potential. Additionally, we must continue to develop and expand our services and operations infrastructure as the number of individual users accessing our services increases. The pace of our anticipated expansion demands an unusual amount of focus on the transaction processing needs of our current and future customers for quality, on-line response time and reliability, as well as timely delivery of information and support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources. Any failure on our part to develop and maintain our service levels if we experience rapid growth could significantly adversely affect our reputation and brand name which could reduce demand for our services and adversely affect our business, financial condition and operating results.

Healthcare providers are highly regulated. If we fail to properly implement regulatory requirements in an effective and timely manner, we will lose customers, our reputation will be damaged and our revenues will decrease.

Ensuring our services are compliant with changes in Medicare Conditions of Participation (CoPs), provisions of the Health Insurance Portability and Accountability Act (HIPAA) and other regulatory requirements is challenging and expensive. However, if we do not maintain an appropriate level of regulatory compliance or we incorrectly implement a required regulatory change, we may experience negative publicity, the loss of customers, the slowing down of sales cycles which would decrease our revenues.

Technology changes rapidly. If we are unable to respond in an effective and timely manner to technological change, our products may become obsolete we will lose customers and our revenues would decrease, which would greatly reduce the value of our company.

The market for management information tools is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards and government regulation. The introduction of products embodying new technologies, changes in applicable government regulation and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products while developing and introducing new products on a timely basis that keep pace with technological developments and government regulations and satisfy increasingly sophisticated customer requirements. If we experience material delays in introducing new products and enhancements, our prospects for growth will be impaired and our reputation with our customers may be damaged.

Competition in the healthcare information systems industry is intense and if we are unable to compete we will lose significant customers or be unable to attract customers and our revenues could decrease.

The market for healthcare information systems is intensely competitive, rapidly changing and undergoing consolidation. Our competitors in the field include: McKesson Corporation, Cerner Corporation, Mysis PLL, Patient Care Technology (PCTC), Siemens A G, Eclipsys Technologies Corporation and Keane, Inc., among others. Many of these competitors have substantially greater resources and more experience than us. We anticipate increased competition in the future as new companies enter the market in response to recent HIPAA regulations. If we are unable to compete we will lose significant customers or be unable to attract customers and our revenues could decrease.

If our customers lose confidence in the security of data on the Internet, they will be less inclined to purchase our products and our revenues could decrease.

Maintaining the security of computers and computer networks is an issue of critical importance for our customers. Our customers may be exposed to claims by federal healthcare regulators if they use our Internet based services and we do not protect sensitive patient data from penetration by hackers. In response, our customers may pursue claims against us which would be expensive and time-consuming to defend.

We have limited protection over our intellectual property rights. As a result, we may not be able to protect against misappropriation of our intellectual property, which could result in loss of revenues.

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

Our future success is dependent on the services of our key management and personnel, whose knowledge of our business and technical expertise would be difficult to replace.

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

We depend upon software that we license from and products provided by third parties and the loss of these licenses or an increase in cost of these licenses would require us to suspend our operations until we obtain required software.

We rely upon certain software licensed from third parties. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated.

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

Our principal shareholder, Stanford, owns or controls approximately 79% of our Common Stock. This shareholder is able to control the outcome of shareholder votes, including votes concerning amendments to our charter and by-laws and the approval of significant corporate transactions like a merger or sale of our assets. Although none of our directors or officers are affiliated with Stanford or have any relationships with Stanford, Stanford is able to control the election of the board of directors through its ownership of a majority of our Common Stock. In addition, Stanford has provided us with significant financing. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.

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

Research and Development

In January 2006, in response to an announcement by the Centers for Medicare and Medicaid Services (CMS) that a significant change would occur in Medicare rules relating to establishing Pay-For-Performance by late 2007 and to an initiative announced by President Bush relative to establishing interchangeable medical record data, we initiated a R&D project to define requirements that will ensure our services to meet our customer’s needs under these anticipate new mandates and that our company maintains its competitive position in the market.

This project included engaging Magellan Business Partners to assist us in selecting an outsourcing development partner to design and develop a new database and application architecture. We selected the firm i-flex Solutions, Inc. as our partner and we began documenting requirements in February. i-flex Solutions, which is 60% owned by Oracle Corporation, is rated as one of the top 10 software development outsourcing companies in the world. i-Flex Solutions operates in over 110 countries with over 7,000 employees. i-flex Solutions is also a development partner with a division of our largest shareholder.

The project will be developed in phases with the first delivery anticipated in October 2006. We expect this effort to continue into late 2007 and will cost in excess of $1,500,000.

The acquisition of CareKeeper Solutions included an on-going R&D project that CKS initiated in late 2002 that entailed redeveloping the CKS VividCare client server-based software system to a web-based system known as VividNet. VividNet is a large project having consumed over $4,100,000 since inception. The project is in the final stages of completion and is currently in use by approximately 25 CKS customers.

The acquisition of VantaHealth Technologies product Analyzer included a development project in partnership with Montefiore Home Health, a division of Montefiore Medical Center of New York City. This project provides initial effort to develop a predictive modeling technique that will enable Montefiore management to better negotiate authorizations for care with HMO’s. Phase 1 of the project is expected to commence beta testing in the third quarter of 2006.

HQS initiated internal development projects to produce new and enhanced products. The first such product, the HQS Medications Risk Manager, was introduced into beta test with one of our large customers in October 2005. General release is presently scheduled for the third quarter of 2006. This product will not add material revenue during 2006. We expect that one other new service, enabling the use of an electronic tablet device to collect patient data at the point of care, will be introduced into beta test in the third quarter of 2006. This product is not expected to add material revenue during 2006. Development of the underlying software will be produced with existing staff. Other internal research and development expenses associated with these products is not material and will increase slightly to cover costs related to short term software development contractors or consultants that will be used in the development cycle.

Significant Accounting Policies

Revenue Recognition

Our corporate strategy is to provide our services on a recurring transaction pricing basis. We believe this is a value-based model that more directly relates to our customer’s recognition of revenue. The transaction pricing model differs from the typical licensed software model in that the implementation of transaction-priced services does not result in large up front software license fee revenues but results in a gradual recognition of revenue earned on a transaction by transaction basis over time. This is a similar model to that used by the mobile phone industry. The benefit occurs in the future years where leverage is obtained as a customer grows and continues to pay transaction fees year over year, whereas under the licensed sale model the only revenue realized in the future years is quarterly support and maintenance fees

We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled.

Our revenue is classified into two categories: recurring and non-recurring. For the six months ended June 30, 2006, approximately 84% of our total revenue was recurring and 16% was non-recurring.

We generate recurring revenue from several sources, including the processing of clinical assessments which, as mandated by Medicare, require home health care agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge, the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. Recurring services revenue is typically billed and recognized monthly over the contract term, typically two to three years. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. We record cash payments received in advance or at the beginning of a contract as deferred revenue.

We generate non-recurring revenue from the licensing of our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue is recognized as the customization services are performed. For multiple element arrangements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

We also generate non-recurring revenue from implementation fees, consulting, training and customer support services and this non-recurring revenue is charged to customers on a fee basis usually based upon time spent. We recognize software licensing fees and implementation fees in the month that the customer goes live and we recognize training, consultation, advisory and support revenue in the month that the service is performed. Implementation costs consisting of payroll and travel are expensed in the same period implementation fees are recognized.

We currently recognize cancellations, allowances or discounts as they occur. This practice is based on factors that include, but are not limited to, historical cancellations and analysis of credit memo activities. Cancellations, allowances and discounts are not material.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received. We also establish an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, we review past due receivables and give consideration to prior collection history and changes in the customer’s overall business condition. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may require us to reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Litigation Accruals

Pending unsettled lawsuits involve complex questions of fact and law and may require expenditure of significant funds. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require us to incur settlement payments and costs. In the period in which a new legal case arises, an expense will be accrued if our liability to the other party is probable and can be reasonably estimated. On a quarterly basis, we review and analyze the adequacy of our accruals for each individual case for all pending litigations. Adjustments are recorded as needed to ensure appropriate levels of reserve. Our attorney fees and other defense costs related to litigation are expensed as incurred.

Stock Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with FASB Statement No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the second quarter of 2006 includes (1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and (2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

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

Results of Operations

 Statistical Data

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net sales	100%	100%	100%	100%
Cost of sales	46%	53%	45%	50%
Gross margin	54%	47%	55%	50%
Operating expenses:
Selling and marketing	18%	20%	19%	19%
Research and development	17%	15%	17%	15%
General and administrative	28%	30%	30%	27%
Depreciation and amortization	4%	2%	4%	2%
Interest	2%	0%	2%	0%

Total operating expenses	70%	66%	73%	63%

Net margin	-16%	-20%	-18%	-13%
Deemed preferred stock dividend	0	7%	0	7%
Net loss applicable to common stockholders	-16%	-27%	-18%	-20%

The following tables sets forth certain statistical data for each of the periods indicated.

	Six Months Ended June 30,
	2005	2006
Total customers (weighted average)	90	327
Total customers (end of period)	84	333
Weighted average headcount	46	84
Days sales outstanding	47	67

	Three Months Ended		Six Months Ended
REVENUE BY TYPE	2005	2006	2005	2006
Recurring Revenue
Clinical Assessment Revenue	$965,520	$1,180,253	$1,887,274	$2,298,498
Hosting Revenue	0	28,775	0	28,775
Software Maintenance Revenue	0	215,146	0	215,146
Other	0	56,530	0	56,530
Total Recurring Revenue	$965,520	$1,480,704	$1,887,274	$2,598,949
Non Recurring Revenue
Licensed Software Sales	$0	$107,206	$0	$107,206
Training and Implementation	22,516	274,595	48,519	368,155
Other	9,119	17,993	20,468	30,619
Total Non Recurring Revenue	$31,635	$399,794	$68,987	$505,980
Total Revenue	$997,155	$1,880,498	$1,956,261	$3,104,929

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net sales increased $883,343 or 89% for the three months ended June 30, 2006 to $1,880,498 compared to $997,155 during the same period in 2005. This increase resulted primarily from $155,823 of revenue from VHT, which we acquired on April 1, 2006, $280,504 of revenue from CKS, which we acquired on May 15, 2006, an increase of $223,410 in training and implementation revenue and an increase of $222,878 in revenue from patient clinical assessments, resulting primarily from $59,239 in price increases and $163,639 from increases in assessment transaction volume from existing and new customers.

Cost of sales for the three months ended June 30, 2006 was $1,003,515, or 53% of revenues, as compared to $461,599, or 46% of revenues, for the three months ended June 30, 2005. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, our implementation department and our training and education department. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, rent, assessment forms, depreciation expense for our internally developed software, hosted data center expense and shipping. We also include amortization of internally developed software costs associated with acquisitions in our cost of sale. In connection with our acquisition of CareKeeper and Vanta Health we incurred $3.5 million in software development costs that will be amortized over three years resulting in quarterly charges of approximately $300,000. Also, the acquisitions increased staffing in our customer service, training and education departments to support the increased customer volume resulting in an increase of $214,581 in salaries and related expenses; During the quarter ended June 30, 2006 we also had an increase in professional services of $114,082 for contract employees that were required to handle the training and implementation of several large new customers; an increase of $49,217 in communications due to the addition of internet services used by CKS and VHT products; and an increase of $23,239 in occupancy costs due to CKS rent. Costs of sales, without the additional cost of these acquisitions, decreased and would have represented a significantly lesser percentage of revenues.

Total operating expenses totaled $1,248,971 for the three months ended June 30, 2006, compared to $695,119 for the three months ended June 30, 2005, an increase in operating expenses of $553,672 or 80%. Operating expenses were comprised of sales and marketing, research and development and general and administration.

Selling and marketing expense totaled $371,043 for the three months ended June 30, 2006 compared to $181,983 for the three months ended June 30, 2005, resulting in an increase in selling and marketing expense of $189,060 or 104%. We include in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, occupancy, telephone, teleconferencing, and office expense. The principal reason for the increase in selling and marketing expense is attributed to the VHT and CKS acquisitions. This included a $103,975 increase in professional services related to the management of our marketing and sales department, an increase of $19,081 in travel expense for employees, a $21,835 increase in marketing and promotional expense due to increased attendance at regional trade shows and the development of collateral material, an increase of $26,913 in commissions due to increased sales, an increase in salaries and benefits of $11,859. We plan to increase our sales force by two additional full time sales people in the third quarter of 2006 and one additional full time sales person in the fourth quarter of 2006.

Research and development expense was $277,598 for the three months ended June 30, 2006, as compared to $167,902 for the three months ended June 30, 2005, resulting in an increase of $109,696 or 65%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, occupancy, communications and supplies. The principal reason for the increase in research and development expense is attributed to the VHT and CKS acquisitions. This included an increase in salaries and benefits of $62,824, an increase of $23,945 in professional services for outside contractors, an increase of $11,753 in occupancy, and an increase of $6,985 in travel and $2,304 in other expense. We anticipate that the expenses for outside contractors will continue to increase over the next eight months as we re-engineer major aspects of our services infrastructure in preparation for the P4P regulations.

General and administration expense was $556,510 for the three months ended June 30, 2006 and $279,189 for the three months ended June 30, 2005, representing an increase of $277,321 or 99%. Included in our general and administration expense are salaries and related expenses for our executive officers and administrative employees. Also included in general and administration are corporate costs such as legal and accounting, utilities, rent, office supplies and office equipment. The principal reason for the increase in selling and marketing expense is attributed to the VHT and CKS acquisitions. This included an increase in salaries and benefits of $140,263, an increase in professional services of $32,888, an increase in other expenses of $101,203 primarily due to increases in bad debt expense. Management believes that general and administration expenses will continue to increase as we continue to pursue our strategy of growth through strategic acquisitions.

Depreciation expense was $35,824 for the three months ended June 30, 2006 March 31, 2006 and $42,983 for the three months ended June 30, 2005, a decrease of $7,159 or 17%. The principal reason for the decrease in depreciation expense of $7,159 is due to the fixed assets that were acquired at the inception of the business in October of 2002 becoming fully depreciated.

Interest expense was $7,816 for the three months ended June 30, 2006 and $23,062 for the three months ended June 30, 2005, representing a decrease of $15,246. The principal reason for this decrease was the payoff of the loan and security agreement in November 2005.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net sales increased $1,148,670 or 59% for the six months ended June 30, 2006 to $3,104,930 compared to $1,956,260 during the same period in 2005. This increase resulted primarily from $155,823 of revenue from VHT, $280,504 of revenue from CKS, an increase of $290,966 in training and implementation revenue and an increase of $426,631 in revenue from patients clinical assessments, resulting primarily from $114,998 in price increases and $311,633 revenue increases due to increases in assessment transaction volume from existing and new customers.

Cost of sales for the six months ended June 30, 2006 was $1,552,491 or 50% of revenues as compared to $886,782 or 45% of revenues for the six months ended June 30, 2005. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, our implementation department and our training and education department. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, rent, assessment forms, depreciation expense for our internally developed software, hosted data center expense and shipping. Of the increase in the cost of sales $665,708 or 75% was attributed to the VHT and CKS acquisitions. The acquisitions increased staffing in our customer service, training and education departments to support the increased volume and products resulting in an increase of $379,069 in salaries and related expenses; an increase in professional services of $139,387 of which $22,928 was for contract employees handling training and implementation at CKS and VHT the remaining $116,258 was due to contracted employees that were required to handle the training and implementation of several large new customers for HQS, an increase in depreciation of $23,349 due to the amortization of internally developed software for CKS and VHT; an increase of $58,595 in communications due to the addition of internet and hosting services used by CKS and VHT products; and an increase of $46,478 in occupancy costs due primarily to CKS rent and insurance expense. Without the additional cost of these acquisitions, cost of sales would be significantly less and represent a lesser percentage of revenues. However, in light of our strategy to grow through the acquisition of existing companies, management believes that costs of sales will continue to increase and represent a significant percentage of revenues.

Total operating expenses totaled $1,958,605 for the six months ended June 30, 2006, compared to $1,419,174 for the six months ended June 30, 2005, an increase in operating expenses of $539,431 or 38%. Operating expenses were comprised of selling and marketing expenses, research and development and general and administration.

Selling and marketing expense totaled $595,780 for the six months ended June 30, 2006 compared to $366,546 for the six months ended June 30, 2005, resulting in an increase in selling and marketing expense of $229,234 or 63%. We include in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, collateral materials, occupancy, telephone, teleconferencing, and office expense. The principal reason for the increase in selling and marketing expense is attributed to the additional costs for VHT and CKS acquisitions and an increase of $182,573 in professional services related to the management of our marketing and sales department and development of collateral materials and corporate web sites, an increase of $37,713 in travel expense for employees and contracted employees related to the management of our marketing and sales department, a $31,390 increase in marketing and promotional expense due to increased attendance at regional trade shows and the development of collateral materials and corporate web sites, an increase of $17,182 in commissions due to increased new sales, and a decrease in salaries and benefits of $48,458 as salary expenses were shifted to outside consulting. We plan to increase our sales force by an additional two full time employee in the third quarter and an additional full time employee in the fourth quarter of 2006.

Research and development expense was $457,609 for the six months ended June 30, 2006, as compared to $327,358 for the six months ended June 30, 2005, resulting in an increase of $130,251 or 40%. Included in our research and development cost is the employee costs for our software developers and our data center and internal systems staff, professional fees for outside consultants and contractors, occupancy, communications and supplies. The principal reason for the increase in selling and marketing expense is attributed to the VHT and CKS acquisitions. This included an increase in salaries and benefits of $60,190, an increase of $33,312 in professional services for outside contractors to manage the integration of our products, an increase of $23,505 in occupancy, an increase of $5,864 in travel, and $4,117 in other expense and $3,263 in communications. We anticipate that the expenses for outside contractors will continue to increase over the next eight months as we re-engineer major aspects of our services infrastructure in preparation for the P4P regulations.

General and administration expense was $827,025 for the six months ended June 30, 2006 and $594,515 for the six months ended June 30, 2005, representing an increase of $232,510 or 39%. Included in our general and administration expense are salaries and related expenses for our executive officers and administrative employees. Also included in general and administration are corporate costs such as legal and accounting, utilities, rent, office supplies and office equipment. The principal reason for the increase in general and administrative expense is attributed to the VHT and CKS acquisitions. This included an increase in salaries and benefits of $142,713 due to increased staffing, an increase in professional services of $35,309 due to legal and accounting fees associated with the acquisitions, and an increase in of $12,128 in travel expense and an increase in other expense of $97,096 due primarily to bad debt expense. Management believes that general and administration expense will continue to increase as we continue to pursue our strategy of growth through strategic acquisitions.

Depreciation expense was $69,703 for the six months ended June 30, 2006 and $85,610 for the six months ended June 30, 2005, a decrease of $15,907 or 19%. The principal reason for the decrease in depreciation expense of $15,906 is due to the fixed assets that were acquired at the inception of the business in October of 2002 becoming fully depreciated.

Interest expense was $8,488 for the six months ended June 30, 2006 and $45,145 for the six months ended June 30, 2005, representing a decrease of $36,657. The principal reason for this decrease was the payoff of the loan and security agreement in November 2005.

Liquidity and Capital Resources

At June 30, 2006, we had incurred an accumulated deficit of $13,624,638 compared to $13,012,275 at December 31, 2005. At June 30, 2006, we had negative working capital of $371,606, compared to positive working capital of $619,775 at December 31, 2005. We had incurred net operating losses for the six months ended June 30, 2006 and the year ended December 31, 2005 of $406,166 and $489,595, respectively.

On November 8, 2005, we entered into a Preferred Stock Purchase Agreement with our principal stockholder, Stanford International Bank Ltd. We agreed to issue to Stanford our Series C Preferred Stock at a price of $2.00 per share together with warrants exercisable for 3/10 of a share of Common Stock for each share of Series C Preferred Stock purchased. The Warrants are exercisable at a price of $0.002 per share. On November 8, 2005, we refinanced the outstanding amount of $1,250,000 under the loan and security agreement and have drawn down an additional $2,600,000 of working capital through June 30, 2006. Among other things, the proceeds were used to finance the acquisitions of Vanta Health Technologies, LLC and Carekeeper Software, Inc. In July and August 2006, we drew down an additional $650,000. We have $500,000 of additional availability under the Preferred Stock Purchase Agreement, which can be drawn down on two weeks’ notice and the agreement provides for an additional $4,250,000 that may be sold to Stanford to provide us with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion.

We believe that the $500,000 available to us with two weeks notice under the Preferred Stock Purchase Agreement and an additional $1,000,000 from the Preferred Stock Purchase Agreement for working capital, together with funds generated from operations, will be sufficient to meet our liquidity needs over the next twelve months. We anticipate that cash requirements will remain at the current level for the next twelve months as we continue improving our infrastructure, developing our business, establishing our sales and marketing network, operations, customer support and administrative organizations. We currently anticipate proceeds from the Preferred Stock Purchase Agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through June 30, 2007. As of June 30, 2006, there were no commitments for long-term capital expenditures.

As of June 30, 2006, we had cash totaling $158,054. Significant cash flow activities for the six months ended June 30, 2006 are as follows:

Operating activities used $1,029,758 for the six months ended June 30, 2006, whereas such activities used $199,839 during the same period of 2005. Cash used by operating activities for the six months ended June 30, 2006, is primarily attributable to a net loss of $406,166, an net increase in accounts receivable of $633,048, an increase in prepaid expenses of $23,726 and an increase in royalties, a decrease in accounts payable of $284,565 an increase in referral fees receivable of $2,465, a decrease in deferred revenues of $119,294 and a decrease in customer deposits of $24,029.. These were partially offset by non-cash items such as depreciation and amortization of $373,177 and an increase in stock based compensation of $15,402..

Investing activities used $1,317,339 for the six months ended June 30, 2006, where as such activities used $133,588 for the six months ended June 30, 2005. Cash used in investing activities in 2006 is attributable to purchases of Vanta Health Technologies $1,034,493 and CareKeeper Software $17,847, property and equipment of $32,539 and capitalized software development costs of $258,880. These were partilally offset by the acquision of cash from CareKeeper Software.

Financing activities provided $2,166,221 for the six months ended June 30, 2006, whereas such activities provided $93,427 during the same period of 2005. Cash provided by financing activities in 2006 is attributed to $2,400,000 in proceeds from the Preferred Stock Purchase Agreement and issuance of $35,720 of common stock. It is offset by the repayment of $8,963 of capital lease obligations and repayment of $260,536 of loans payable..

Accounts receivable at June 30, 2006, was $1,431,483 as compared to $686,164 at December 31, 2005, an increase of approximately 110%. Days of sales outstanding were 67 days for the six months ended June 30, 2006 compared with 42 days for the year ended December 31, 2005. This increase in accounts receivable is partially due to the balance of accounts receivable from the VHT and CKS acquisitions of $375,730 and outstanding receivables for new HQS customers of $346,334 at June 30, 2006. As of July 31, 2006 our receivables for HQS decreased $291,445 due primarily to the collections on these new accounts. Our standard contract states that payment is due within 30 days of the date of the invoice. At June 30, 2006, Amedisys, Inc accounted for 39% of the accounts receivable. As disclosed under “Risk Factors,” the loss of Amedisys would materially decrease our revenues. We believe that our services are an integral part of the Amedisys daily operation, having a direct impact on Amedisys clinical, financial and field operations

Software development cost, net of accumulated amortization, was $3,724,818 at June 30, 2006 compared to $218,310 at December 31, 2005. The accumulated amortization at June 30, 2006 and December 31, 2005 was $1,894,303 and $1,590,830, respectively. The increase in software development is attributable to the VHT and CKS acquisitions.

Other assets at June 30, 2006 were $478,326 compared to $333,924 at December 31, 2005. These amounts consisted of Property and equipment, net of depreciation, of $250,262 and $228,956, prepaid expenses and current assets of $133,403 and $81,484, security deposits of $23,484 and $23,484, and Long term receivable from stockholder of $71,177 and $0, at June 30, 2006 and December 31, 2005, respectively

Accounts payable and accrued expenses at June 30, 2006 and December 31, 2005 were $581,837 and $249,859, respectively.

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

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, as of such date, we had corrected a material weakness associated with separation of duties due to the hiring of an additional full time employee in our finance department. Management decided that the risks associated with this weakness along with the increased work load with the acquisition of VHT and CKS justified the expense associated with retaining an additional employee. We are recruiting a financial analyst to provide further separation of duties and to produce additional management reports.

Changes in Internal Control

There has been no change in our internal control over financial reporting, except for the addition of the additional FTE enabling us to separate duties such as cash receipts and accounts receivable, identified in connection with the quarterly evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the above our chief executive officer and chief financial officer have concluded that, as of June 30, 2006, we have a material weakness associated with the inadequacy of our accounting software to handle consolidation of multiple entities causing us to extract data into spreadsheets for manual intervention.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Incident to our business activities, we may at times be parties to legal proceedings, lawsuits and claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Management believes at this time there are no ongoing matters which will have a material adverse effect upon our consolidated annual results of operations or cash flows, or our financial position.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

On May 12, 2006, our Board of Directors unanimously voted to authorize that incentive stock options to purchase 39,125 shares of our common stock be granted to employees under the 2003 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The options have an exercise price of $1.01 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to April 1, 2006, with the unexercised portion of such respective options to expire should the employee leave our employment. The sales and issuances of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

As of June 30, 2006, 436,125 options were issued leaving an unissued stock option balance of 63,875.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 1, 2006, the Company’s Board of Directors approved and recommended the board be expanded by 2 members. In addition the compensation with respect to members of the Board of Directors was to be amended. We have yet to submit these matters to a vote of our security holders; however, we anticipate doing this during the third quarter of 2006.

Item 5.  Other Information

On April 6, 2006, VHT Acquisition Company (“VHT”), a wholly owned subsidiary of Healthcare Quality Solutions, Inc., consummated an Asset Purchase Agreement (the “Purchase Agreement”) with VantaHealth Technologies, LLC (“Vanta”) and the members of Vanta. Under the Purchase Agreement, VHT acquired substantially all of the assets of Vanta in consideration for: (a) $850,000 in cash, (b) the assumption of certain liabilities of Vanta in the approximate amount of $70,000, and (c) the issuance, to the members of Vanta, of an aggregate of 100,000 shares of our common stock.

In connection with the issuance of our common stock, we entered into a Lock Up Agreement with the members of Vanta. Under the Lock Up Agreement, the members of Vanta are prohibited from transferring the shares of our common stock for a period of three years expiring on April 1, 2009.

In connection with the acquisition of the assets of Vanta, VHT entered into a Transition Services Agreement with ZAC Capital Partners, LLC (“ZAC”). ZAC is a member of Vanta. Under the Transition Services Agreement, ZAC agreed to provide to VHT certain transition services for a period of 150 days after the closing including transition assistance with respect to existing clients, assistance with access to books and records, introduction to Vanta’s existing sales leads, assistance in connection with the collection of existing accounts receivable, and other services that VHT may reasonably request. In consideration of these services, VHT will pay ZAC $100,000 on or before April 20, 2006.

On May 15, 2006, we executed and consummated a Stock Purchase Agreement (the “Purchase Agreement”) with all of the shareholders of Carekeeper Software, Inc. (“Carekeeper”). Under the Purchase Agreement, Carekeeper Solutions, Inc., our wholly owned subsidiary, acquired all of the issued and outstanding capital stock of Carekeeper. In consideration for the stock of Carekeeper: (a) we will make available to Carekeeper an operating line of credit in an amount of up to $1,500,000 to be made available at such times and in such amounts as we shall pre-approve and will be used solely to pay Carekeeper’s accounts payable, certain amounts due to the former shareholders of Carekeeper up to $143,000 and to pay operating expenses pursuant to an annual budget pre-approved by us; (b) an earn out payment based on a percentage of Carekeeper’s operating revenues in 2006, 2007 and 2008; and (c) a contingent payment in the amount of up to 400,000 shares of our common stock based on Carekeeper achieving certain milestones with respect to its operating revenues during 2006, 2007 and 2008.

  With respect to the earn out and contingent payments described above, the amounts of such payments will be based on the operating results of Carekeeper for the following periods: (i) May 15, 2006 through December 31, 2006, (ii) calendar year 2007 and (iii) calendar year 2008. The earn out amount will be based on a percentage of the gross operating revenues generated by Carekeeper from the sales of its products and services during these periods. With respect to the contingent payment of our shares of common stock described above, the former shareholders of Carekeeper will be entitled to receive up to a maximum of 400,000 shares in three installments over this period. The amount of each issuance of shares is based on Carekeeper achieving certain pre-approved milestones with respect to its operating revenues during these periods.

In connection with the possible issuance of our common stock under the terms of the Purchase Agreement, we entered into a Lock Up Agreement with each of the shareholders of Carekeeper. Under the Lock Up Agreement, the shareholders of Carekeeper are prohibited from transferring the shares of our common stock for a period of three years expiring on or about February 15, 2010.

In connection with this transaction, Carekeeper Solutions, Inc. entered into employment agreements with Jake C. Levy and Dorothy A. Levy. Pursuant to his employment agreement, Mr. Levy will serve as the chief executive officer of Carekeeper Solutions, Inc. The employment agreement provides for an annual base salary of $156,000 and has an initial term of three years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 15,000 shares of our common stock.

Pursuant to her employment agreement, Ms. Levy will serve as the director of quality assurance of Carekeeper Solutions, Inc. The employment agreement provides for an annual base salary of $105,000 and has an initial term of three years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 7,500 shares of our common stock.

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

Dated: August 14, 2006
HEALTH SYSTEMS SOLUTIONS, INC.

By: /s/ B. M. Milvain
B. M. Milvain, President
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on August 14, 2006.

SIGNATURE	TITLE

/s/ B. M. Milvain	President and Director
B. M. Milvain

/s/ Susan Baxter Gibson	Principal Financial Officer
Susan Baxter Gibson