Form 10QSB
period 2006-09-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2006-11-14
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,270,907 shares of Common Stock as of October 31, 2006.

Transitional Small Business Disclosure Form (check one): Yes [ ]  No [X]

HEALTH SYSTEMS SOLUTIONS, INC.

FORM 10-QSB

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$314,947
Accounts receivable, net of allowance for doubtful accounts
of $206,658	1,230,774
Prepaids and other current assets	213,534

Total current assets	1,759,255

Property and equipment, net of accumulated depreciation
and amortization of $509,083	284,061

Software development costs, net of accumulated amortization
of $2,273,614	3,741,259

Security deposits	23,484

Long term receivable from stockholder	71,177

Total assets	$5,879,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligation	$13,852
Accounts payable	308,691
Accrued expenses	249,461
Deferred revenue	708,897
Customer deposits	116,641
Note payable - bank	229,000
Current portion of loans payable	52,000
Reserve for customer refunds	312,782

Total current liabilities	1,991,324

Loans payable, net of current portion	289,447

Total liabilities	2,280,771

Stockholders' equity
Preferred Stock; 15,000,000 shares authorized;
Series C $2.00 Convertible; 4,625,000 authorized,
2,575,000 shares issued and outstanding	5,150,000
Common Stock; $.001 par value; 150,000,000 shares authorized;
6,075,907 shares issued and outstanding	6,076
Additional paid-in capital	13,106,020
Accumulated deficit	(14,663,631)

Total stockholders' equity	3,598,465

Total liabilities and stockholders' equity	$5,879,236

See the accompany notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net sales	$1,848,188	$1,074,744	$4,953,118	$3,031,004
Cost of sales	1,146,681	493,314	2,699,172	1,380,096

Gross profit	701,507	581,430	2,253,946	1,650,908

Operating expenses
Selling and marketing	559,205	161,008	1,154,985	527,554
Research and development	363,915	148,860	821,524	476,218
General and administrative	564,634	287,744	1,391,659	882,259
Depreciation and amortization	34,721	44,486	104,424	130,096
Interest	17,914	25,228	26,402	70,373

Total operating expenses	1,540,389	667,326	3,498,994	2,086,500

Net loss	(838,882)	(85,896)	(1,245,048)	(435,592)

Deemed preferred stock dividend	200,111	-	406,308	-

Net loss applicable to common shareholders	$(1,038,993)	$(85,896)	$(1,651,356)	$(435,592)

Basic and diluted net loss per share	$(0.17)	$(0.02)	$(0.28)	$(0.08)

Basic and diluted weighted average shares outstanding	6,075,907	5,398,390	5,850,690	5,457,456

See the accompany notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Cash flows from operating activities:

Net loss	$(1,245,048)	$(435,592)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation expense	25,614	-
Depreciation and amortization of property and equipment	104,424	130,096
Amortization of software development costs	682,784	426,253
(Gain) or loss on fixed assets disposals	-	479
Changes in operating assets and liabilities:
Accounts receivable	(444,204)	(44,736)
Allowance for doubtful accounts	89,886	-
Royalties and referral fees receivable	(6,965)	450
Prepaid expenses and other current assets	(99,357)	(20,272)
Security deposits	-	(500)
Accounts payable	(326,613)	16,774
Accrued expenses	14,487	(9,261)
Deferred revenue	(249,818)	(139,876)
Reserve for customer refunds	(287,218)	-
Customer deposits	(5,153)	-

Net cash used in operating activities	(1,747,181)	(76,185)

Cash flow from investing activities:
Purchase of VantaHealth Technologies, LLC.	(1,034,973)	-
Purchase of CareKeeper Software, Inc.	(25,003)	-
Acquisition of cash	26,420	-
Purchase of property and equipment	(101,059)	(89,020)
Increase in software development costs	(604,395)	(138,079)

Net cash used in investing activities	(1,739,010)	(227,099)

Cash flow from financing activities:
Repayment of capital lease obligation	(12,424)	(10,009)
Repayment of loans payable	(261,088)	-
Proceeds from loans payable	-	200,000
Proceeds from the issuance of Common Stock	35,720	-
Proceeds from the issuance of Series C Preferred Stock	3,700,000	-

Net cash provided by financing activities	3,462,208	189,991

Decrease in cash	(23,983)	(113,293)

Cash, beginning of period	338,930	300,221

Cash, end of period	$314,947	$186,928

Supplemental cash flow data:
Cash paid during the period for interest expense	$26,402	$70,373

See the accompany notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the nine-months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation: As of September 30, 2006, 436,125 options were issued leaving an unmissed stock option balance of 63,875.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with FASB Statement No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the third quarter of 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. The following assumptions were used for grants during the three months ended September 30, 2006 and 2005:

	2006	2005

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	5.0%	5.0%
Expected volatility	163.3%	68.2%

The Company recorded $10,212 and $25,614 of stock-based compensation expense relative to stock options for the three and nine months ended September 30, 2006, respectively, in accordance with SFAS 123R. A summary of stock option activity for the nine months ended September 30, 2006 is presented as follows:

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2005	371,250	$2.299
Granted	162,875	0.493
Exercised	-	-
Forfeited	(98,000)	2.194
Balance at September 30, 2006	436,125	$1.648

Options exercisable at September 30, 2006	143,477	$1.791

Weighted average fair value of options granted during the year		$0.48

The following table summarizes information about employee stock options outstanding at September 30, 2006:

Options Outstanding				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	June 30,	Exercise
Price	2006	Life	Price	2006	Price

$ 2.00	217,000	2.7 years	$2.00	101,750	$2.00
3.50	37,500	3.7 years	3.50	9,375	3.50
3.90	18,750	3.7 years	3.90	2,812	3.90
0.33	123,750	4.7 years	0.33	29,540	0.33
1.01	39,125	4.6 years	1.01	-	1.01
	436,125		$1.648	143,477	$1.791

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

The table below sets out the pro forma amounts of net income and earnings per share that would have resulted for the nine months ended September 30, 2005, if the Company had accounted for its stock options under the fair value recognition provisions of SFAS 123:
Nine Months Ended
September 30, 2005

Net loss (as reported)	$(435,592)

Deduct: Total stock based compensation expense determined under the fair value based method for all awards granted modified or settled during the period, net of related taxes	14,078

Pro forma net loss	$(449,670)

Basic, as reported	$(.08)

Basic, pro forma	$(.08)

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on the Company’s assessment of the collectibilty of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the Company’s historical experience, the Company’s estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer’s overall business condition. The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectibility of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Recent Accounting Pronouncements: In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two step process. The first step is recognition : The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement : A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to materially effect the Company’s financial position or results of operations.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals (GAAP), and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. The exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market would use in pricing the asset or liability. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure the fair value and the effect of the measurements on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to materially effect the Company’s financial position or results of operations.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in the unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. As the Company does not currently have a defined benefit post-retirement plan, it does not expect to be impacted by the adoption of FAS 158.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 4 - PREFERRED STOCK PURCHASE AGREEMENT

On November 8, 2005, the Company entered into a Preferred Stock Purchase Agreement with its principal stockholder, Stanford International Bank Ltd. The Company agreed to issue to Stanford its Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants to purchase 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Preferred Stock is convertible into one half share of Common Stock and is entitled to one half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of any Common Stock, an amount equal to the Stated Value per share. The Warrants are exercisable at a price of $0.002 per share. At September 30, 2006, the Company has an availability of $500,000 to draw down under the Preferred Stock Purchase Agreement on two week’s notice and the agreement calls for an additional $3.6 million that may be sold to Stanford to provide it with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 5 - EQUITY TRANSACTIONS

From July 2006 through September 2006, the Company issued a total of 650,000 shares of its Series C Preferred Stock to its principal stockholder, Stanford International Bank Ltd. As required under the Preferred Stock Purchase Agreement, warrants to purchase an aggregate of 195,000 shares of the Company’s Common Stock were issued. Of the Series C Preferred Stock purchases, $200,111 has been attributed to the fair value of the warrants and included in additional paid in capital.

All 195,000 of the warrants were unexercised at September 30, 2006.

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

In connection with the acquisition of the assets of Vanta, VHT entered into a Transition Services Agreement with ZAC Capital Partners, LLC (“ZAC”). ZAC is a member of Vanta. Under the Transition Services Agreement, ZAC agreed to provide to VHT certain transition services for a period of 150 days after the closing including transition assistance with respect to existing clients, assistance with access to books and records, introduction to Vanta’s existing sales leads, assistance in connection with the collection of existing accounts receivable, and other services that VHT may reasonably request. In consideration of these services, VHT paid ZAC $100,000 on April 19, 2006.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

On May 15, 2006, the Company executed and consummated a Stock Purchase Agreement (the “Purchase Agreement”) with all of the shareholders of Carekeeper Software, Inc. (“Carekeeper”). Under the Purchase Agreement, Carekeeper Solutions, Inc. (“CKS”), the Company’s wholly owned subsidiary, acquired all of the issued and outstanding capital stock of Carekeeper. In consideration for the stock of Carekeeper: (a) the Company will make available to Carekeeper an operating line of credit in an amount of up to $1,500,000 to be made available at such times and in such amounts as the Company shall pre-approve and will be used solely to pay Carekeeper’s accounts payable, certain amounts due to the former shareholders of Carekeeper up to $143,000 and to pay operating expenses pursuant to an annual budget pre-approved by us; (b) an earn out payment based on a percentage of Carekeeper’s operating revenues in 2006, 2007 and 2008; and (c) a contingent payment in the amount of up to 400,000 shares of the Company’s common stock based on Carekeeper achieving certain milestones with respect to its operating revenues during 2006, 2007 and 2008.

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

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

	CKS	VHT
Purchase price	$25,003	$1,034,973
Total assets	($242,122)	($129,965)
Total liabilities	$2,502,097	$411,351
Identifiable intangible assets	$2,284,978	$1,316,359

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Vanta and Carekeeper had occurred as of the following period:

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2006

Net revenues	$5,741,179	$5,990,101

Net loss applicable
to common shareholders	$(1,366,179)	$(2,478,198)

Basic and diluted
net loss per share	$(0.25)	$(0.42)

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 7 - SUBSEQUENT EVENTS

On October 16 and October 20, 2006, the 195,000 outstanding warrants were exercised, 195,000 shares of Common Stock were issued by the Company and the Company received $390.00 representing the exercise price.

On October 30, 2006, the Company issued 200,000 shares of its Series C Preferred Stock to its principal shareholder, Stanford International Bank Ltd. As required under the Preferred Stock Agreement, warrants to purchase an aggregate of 60,000 of the Company’s Common Stock were issued.

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

These services have been designed to assist our customers in or by:

•	Increasing revenue;

•	Reducing cost;

•	Improving the quality of patient outcomes;

•	Standardizing processes;

•	Minimizing regulatory compliance risk;

•	Identify drug, food and herb interactions; and

•	Provide patient and caregiver scheduling and clinical data management

In 2005, there were approximately 8,000 Medicare certified home health agencies nationally that provided short-term (60 days or less) primarily skilled services (registered nurse, physical therapy, occupational therapy, speech therapy, social counseling) to over 2.8 million patients. In addition, there were approximately 7,000 private duty home care companies delivering skilled and unskilled services to patients in the home paid by other reimbursement sources including Medicaid, commercial insurance and private citizens.

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

We currently derive our revenues from per transaction charges applied to processing patient clinical assessments made by our customers during a month, monthly hosting service charges based on the size of data storage utilized, one-time sales of software licenses and software maintenance on licensed software. As of September 30, 2006, we had approximately 320 customers in 46 states using one or more of our services.

We believe that we achieve best results with larger, multi-site customers who tend to have more sophisticated management. The majority of our current HHA is expanding both organically and through acquisition. We believe that our results of operations are best enhanced by the addition of site(s) to a current customer than it is to bring on a single site new customer.

Our executive offices are located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609 and our telephone number is 813-282-3303. Our website is located at www.HQSonline.com. Information on our website is not a part of this report.

References throughout this annual report to “Health Systems Solutions,” “HSS,” “the Company,” “we,” “us” and “our” refer to Health Systems Solutions, Inc., a Nevada corporation, and our operating subsidiaries, Healthcare Quality Solutions, Inc., Vanta Acquisition Company , and Carekeeper Solutions, Inc.

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

As the baby boomers entering the healthcare system begin to have a greater financial impact on the cost of healthcare, we believe that a number of things will happen that will affect our business:

•	There will be public and political pressure to rationalize and consolidate many of the myriad of post acute healthcare delivery venues currently protected under Medicare and Medicaid regulations.

•
There will be consolidation within post acute verticals such as home care, nursing homes, rehabilitation facilities, hospices, etc. as well as consolidation or elimination of some of the types of providers.

•	Consolidation of providers will be preceded by an evolving introduction of data standards that enable the exchange of patient data and measurement of performance.

•	Ongoing changes will make obsolete proprietary, closed system designs and will require flexible, open source approaches.

•	There will be an increased need to devise automated patient plans of care to manage details of specific disease states that can be updated electronically.

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

Key elements of this strategy include:

Leverage Our Existing Customer Base.

We believe significant opportunities exist to leverage our existing customer base by selling more applications to customers that utilize less than the full suite of programs, as well as by expanding our suite of programs to provide our customers with enhanced functionality and increased transactional volumes. We intend to continue to develop our current service offerings and to introduce new solutions that assist in the management of specific disease states and complementary products. We may offer our services to other post acute providers.

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

We may fail to realize the anticipated synergies, cost savings and other benefits expected from the VantaHealth Technologies, LLC and Carekeeper Software, Inc. acquisitions, and this could cause the value of our company and our Common Stock to decline.

We must successfully integrate CareKeeper and Vanta, two companies that have previously operated independently, into a combined organization with HQS. HQS and VantaHealth entered into the acquisition agreement with the expectation that the acquisition would create opportunities to achieve market leverage from the product synergies and other benefits from operating the combined businesses of both companies. HSS entered into its acquisition agreement with Carekeeper in order to leverage the Carekeeper scheduling and private pay processing capabilities. HSS made this decision knowing that the delivery of Carekeeper’s new software was months behind schedule and was struggling in its effort to add functionality that would enable its software to handle Medicare processing in addition to its other capabilities. Our results of operation and the value of our Common Stock may decline if we are unable to achieve the benefits expected to result from integration of these businesses.

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

We expect that changes to the pricing models for the products of the acquired companies will negatively affect the operating results of our new CKS and VHT divisions.

We are changing the pricing model for the products of CKS and VHT from an up front charge for the software license to a transaction pricing model. Management believes that this change may, for a period of two years, result in a decline in revenues from these divisions compared to the results that would have been attained under the historic licensing pricing model.

Certain Carekeeper customers have submitted notices of default to Carekeeper and may initiate legal action against Carekeeper and HSS.

During the due diligence of the Carekeeper business assets and operations, we determined that there were six Carekeeper customers that had submitted notices of default under their license agreements. We are currently attempting to negotiate appropriate settlements with these customers. Our success at negotiating settlements could be protracted and if not resolved by negotiation may result in arbitration. At September 30, 2006, it is unknown how long the negotiations may take, the legal fees to be incurred and the resulting financial impact on Carekeeper.

We may lose employees of the newly acquired businesses which would delay our product introductions and cause us to lose revenues we planned on receiving.

Our success in the integration of CareKeeper and Vanta will depend in part upon our ability to retain key CareKeeper and Vanta employees. Competition for qualified technical personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with HSS or HQS following the acquisitions. Accordingly, we cannot assure you that HSS will be able to retain key employees to the same extent that , CareKeeper or Vanta were been able to in the past.

We have a history of losses and if these losses continue it will negatively impact the value of our company.

We have incurred significant net losses since our inception. For the fiscal year ended December 31, 2005, we incurred net losses of $489,595. For the nine months ended September 30, 2006, we incurred net losses of $1,245,048. At September 30, 2006, we had an accumulated deficit of $14,663,631. Our continued operating losses have contributed to the deterioration of our cash position. We expect that cash on hand together with funds available to us under our Preferred Stock Purchase Agreement with our principal stockholder will permit us to fund our operations for the next twelve months. Unexpected increases in negative cash flow from operations or the unavailability of funds under Preferred Stock Purchase would cause us to require additional external funding before that time. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations.

One of our customers accounts for approximately 37% of our business and the loss of this significant customer would materially decrease our revenues and could result in more operating losses.

We had one customer, Amedisys, Inc., who accounted for approximately 37% of our revenue for the nine months ended September 30, 2006 and 45% of our revenues for the year ended December 31, 2005. The loss of this customer would materially decrease our revenues and could result in more operating losses.

Amedisys has developed a proprietary Windows-based clinical software system to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. The system integrates billing and collections functionality as well as accounting, human resource, payroll and employee benefits programs provided by third parties. This product has similar functionality to our Advantage product that Amedisys is currently utilizing. Amedisys has notified us that they will be distributing hand held computers to their full time nursing staff which will eliminate the need for verification services on the assessments processed on the hand held computer, a service for which Amedisys currently utilizes us. Amedisys will continue to use the verification services for contract and part time staff that are not issued the hand held computers. Amedisys will also continue to use our state transmission product and CMS reporting. We anticipate that revenue generated by Amedisys will decrease by approximately 80%, by the end of the third quarter of 2007. We will experience a partial offset in expense due to a decrease in verification staff. Amedisys expects to complete the roll out of their system by the end of the third quarter of 2007.

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

We expanded our computer operations infrastructure in anticipation of our current and potential customer growth potential. Additionally, we must continue to develop and expand our services and operations infrastructure as the number of individual users accessing our services increases. The pace of our anticipated expansion demands an unusual amount of focus on the transaction processing needs of our current and future customers for quality, on-line response time and reliability, as well as timely delivery of information and support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources. Any failure on our part to develop and maintain our service levels could significantly adversely affect our reputation and brand name which could reduce demand for our services and adversely affect our business, financial condition and operating results.

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

Technology changes rapidly. If we are unable to respond in an effective and timely manner to technological change, our products may become obsolete we will lose customers and our revenues would decrease any or all of which would greatly reduce the value of our company.

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

All of the members of key management and personnel are employees “at will” and can resign at any time. The loss of the services of one or more of these key employees could slow product development processes or sales and marketing efforts or otherwise harm our business. The market for these highly skilled employees is characterized by intense competition, which is heightened by their high level of mobility. These factors make it particularly difficult to attract and retain the qualified technical personnel required. We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. If we fail to recruit and retain a significant number of qualified technical personnel, we may not be able to develop, introduce or enhance products on a timely basis. Even if we are able to expand our staff of qualified technical personnel, they may require greater than expected compensation packages that would increase operating expenses. If we are unable to retain or hire qualified employees, our business will fail and you may lose your entire investment.

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

Any such claims, with or without merit, could:

•	Be time consuming to defend;

•	Result in costly litigation;

•	Divert management’s attention and resources;

•	Cause product shipment delays;

•	Require us to redesign products;

•	Require us to enter into royalty or licensing agreements; or

•	Cause others to seek indemnity from us.

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

Our shares of Common Stock are currently quoted on the OTC Bulletin Board. Trading in shares of our Common Stock has been limited and we expect to have only a limited trading market in the foreseeable future. As a result, you may find it difficult to dispose of shares of our Common Stock and you may suffer a loss of all or a substantial portion of your investment in our Common Stock.

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

Our articles of incorporation permit our Board of Directors to issue up to 15,000,000 shares of Preferred Stock without shareholder approval. Currently 2,575,000 shares of the Preferred Stock are issued and outstanding. Shares of Preferred Stock, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and Nevada law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our Common Stock.

Research and Development

In January 2006 the Centers for Medicare and Medicaid Services (CMS) announced that the Medicare rules for home healthcare would be modified to establish a Pay-For-Performance reimbursement model (reimbursement based on patient outcomes). In addition, the Congress and President Bush have introduced initiatives to establish a standardized and interchangeable patient medical record data to be used by all healthcare providers. In response to these initiatives we introduced a R&D project to define requirements to ensure our services to meet our customer’s needs under these emerging rules and regulations and to ensure our company maintains its competitive position in the market.

With the assistance of Magellan Business Partners, a management consulting firm, we selected the i-flex Solutions, Inc. as our outsource development partner to assist us with the design and development of a new database structure and application architecture to meet the emerging data base and data interchange requirements. We began documenting database and system requirements in February. i-flex Solutions is 60% owned by Oracle Corporation and is rated as one of the top 10 software development outsourcing companies in the world. i-flex Solutions operates in over 110 countries with over 7,000 employees.

The project will be developed in phases with the first delivery scheduled for December 2006. We expected this effort to continue into 2007 and 2008. The project was estimated to cost a total of $1,500,000. Of this amount approximately $165,000 was spent during Q3 on external resources. We anticipate spending on external resources approximately $175,000 in Q4 of 2006 and an additional $100,000 for each quarter of 2007. We do not anticipate spending the entire $1,500,000. Any additional amounts over those listed above, if any, will be spent in 2008.

The acquisition of CareKeeper Solutions included an on-going R&D project that CKS initiated in late 2002 that entailed redeveloping the CKS VividCare client server-based software system to a web-based system known as VividNet. VividNet is a large project having consumed over $4,100,000 since inception. The project is in the final stages of completion and is currently in use by approximately 40 CKS customers.

The acquisition of VantaHealth Technologies product Analyzer included a development project in partnership with Montefiore Home Health, a division of Montefiore Medical Center of New York City. This project provides initial effort to develop a predictive modeling technique that will enable Montefiore management to better negotiate authorizations for care with HMO’s. Phase 1 of the project is expected to commence beta testing in the fourth quarter of 2006.

HQS initiated internal development projects to produce new and enhanced products. The first such product, the HQS Medications Risk Manager, was introduced into beta test with one of our large customers in October 2005. General release is presently scheduled for the 4th quarter of 2006. This product will not add material revenue during 2006. We expect that one other new service, enabling the use of an electronic tablet device to collect patient data at the point of care, will be introduced into beta test in the fourth quarter of 2006. This product is not expected to add material revenue during 2006. Development of the underlying software will be produced with existing staff. Other internal research and development expenses associated with these products is not material and will increase slightly to cover costs related to short term software development contractors or consultants that will be used in the development cycle.

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

Our revenue is classified into two categories: recurring and non-recurring. For the nine months ended September 30, 2006, approximately 86% of our total revenue was recurring and 14% was non-recurring.

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

We generate non-recurring revenue from the licensing of our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue is recognized as the customization services are performed. For multiple element arrangements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

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

Stock Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with FASB Statement No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the third quarter of 2006 includes (1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and (2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to materially effect the Company’s financial position or results of operations.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals (GAAP), and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. The exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market would use in pricing the asset or liability. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure the fair value and the effect of the measurements on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to materially effect the Company’s financial position or results of operations.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded on underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in the unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. As the Company does not currently have a defined benefit post-retirement plan, it does not expect to be impacted by the adoption of FAS 158.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Results of Operations

The financial data presented for the three months and nine months of 2005 includes only HSS and HQS. The financial data presented for the same periods of 2006 includes HSS and HQS as well as data for VHT and CKS as of the acquisition dates of April 6, 2006 and May 16, 2006 respectively.

 Statistical Data

The following tables set forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Net sales	100%	100%	100%	100%
Cost of sales	46%	62%	46%	54%
Gross profit	54%	38%	54%	46%
Operating expenses:
Selling and marketing	15%	30%	17%	23%
Research and development	14%	20%	16%	17%
General and administrative	27%	31%	29%	28%
Depreciation and amortization	4%	2%	4%	2%
Interest	2%	1%	2%	1%
Total operating expenses	62%	84%	68%	71%
Deemed Preferred Stock dividend	0	11%	0	8%
Net income (loss)	-8%	-57%	-14%	-33%

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2006	2005	2006
Recurring Revenue
Clinical Assessment Revenue	$996,269	$1,210,675	$2,883,542	$3,509,174
Hosting Revenue	0	38,385	0	67,160
Software Maintenance Revenue	0	289,854	0	505,000
Other	0	114,821	0	171,351
Total Recurring Revenue	$996,269	$1,653,736	$2,883,542	$4,252,684
Non Recurring Revenue
Licensed Software Sales	$0	$41,797	$0	$149,004
Training and Implementation	69,726	128,530	118,245	496,686
Other	8,749	24,125	29,217	54,744
Total Non Recurring Revenue	$78,475	$194,452	$147,462	$700,434
Total Revenue	$1,074,744	$1,848,188	$3,031,004	$4,953,118

The following tables set forth certain statistical data for each of the periods indicated.
	Nine Months Ended September 30
	2005	2006
Total customers (weighted average)	88	324
Total customers (end of period)	84	320
Weighted average headcount	47	87
Days sales outstanding	41	71

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net sales increased $773,444 or 72% for the three months ended September 30, 2006 to $1,848,188 compared to $1,074,744 during the same period in 2005. This increase resulted primarily from $158,493 of revenue from VHT, which we acquired on April 6, 2006, $384,333 of revenue from CKS, which we acquired on May 16, 2006, and an increase of $214,406 in revenue from patient clinical assessments, resulting primarily from price increases and increases in assessment transaction volume from existing and new customers.

Cost of sales for the three months ended September 30, 2006 was $1,146,681, or 62% of revenues, as compared to $493,314, or 46% of revenues, for the three months ended September 30, 2005. We include as part of our cost of sales the employee costs incurred from our customer service department, our data verification department, our implementation department and our training and education department. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, rent, assessment forms, depreciation expense for our internally developed software, hosted data center expense and shipping. We also include amortization of internally developed software costs associated with acquisitions in our cost of sales. In connection with our acquisition of CareKeeper and Vanta Health we incurred $3.5 million in software development costs that will be amortized over three years resulting in quarterly charges of approximately $300,000. The acquisitions increased staffing in our customer service, training and education departments to support the increased customer volume resulting in an increase of $135,110 in salaries expense. The existing salary expense accounts, comparable to the 2005 accounts, increased by $107,849, primarily due to the need to service three new customers. Salaries and related expenses increased by a total of $242,959 for the three months ended September 30, 2006. Communications expenses increased $92,633 due to the addition of internet and hosting services used by CKS and VHT products. Professional services increased by $31,721, of which $12,988 was for contract employees handling training and implementation at CKS and VHT. The remaining $18,733 was due to contracted and temporary employees that were required to handle the training, implementation, and servicing of new customers for HQS. Travel expenses increased $21,072 and occupancy expense increased $27,587 were applied to cost of sales during the quarter ended September 30, 2006, whereas this amount was applied fully to general and administrative expenses during 2005.

Total operating expense was $1,540,389 for the three months ended September 30, 2006, compared to $667,326 for the three months ended September 30, 2005, an increase in operating expenses of $873,063 or 131%. Operating expenses were comprised of sales and marketing, research and development, general and administration, depreciation and amortization, and interest.

Selling and marketing expense totaled $559,205 for the three months ended September 30, 2006 compared to $161,008 for the three months ended September 30, 2005, resulting in an increase in selling and marketing expense of $398,197 or 247%. We include in our selling and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, occupancy, telephone, teleconferencing, and office expense. Salaries increased by $144,848 for the quarter. Selling and marketing salaries from the acquisitions of VHT and CKS accounted for $126,365 of the increase. Outside services increased by $130,877, related to the management of our marketing and sales department and development of collateral materials and corporate web sites for the HQS products.. Marketing and promotion cost increased by $52,932, of which marketing of the HQS products accounted for $34,344, and the acquisitions of VHT and CKS accounted for $18,587. Travel costs increased by $33,458, of which $23,384 was related to the HQS products and $10,074 was from the VHT and CKS products. Commissions increased by $25,909, of which $16,964 related to the HQS products and $8,945 from the VHT and CKS products. Occupancy costs associated with selling and marketing increased by $8,314.

Research and development expense was $363,915 for the three months ended September 30, 2006, as compared to $148,860 for the three months ended September 30, 2005, resulting in an increase of $215,055 or 145%. Included in our research and development cost is the employee costs for our software developers, our data center and internal systems staff, professional fees for outside consultants and contractors, occupancy, communications and supplies. The principal reason for the increase in research and development expense is attributed to the VHT and CKS acquisitions which accounted for $153,243 of the increase. Salaries and benefits increased by $128,053. VHT and CKS product lines increased by $132,402, but was offset by a $4,349 decrease in the HQS product line. Outside services expense increased by $47,860; $30,732 was from the HQS product line and $17,128 was from the VHT and CKS products. Travel expenses increased by $19,412, primarily due to the increase in the travel associated with outside services for the HQS product line. Occupancy, communications, and other expenses increased by $13,957, $2,793, and $2,981, respectively.

General and administration expense was $564,635 for the three months ended September 30, 2006 and $287,743 for the three months ended September 30, 2005, representing an increase of $276,891 or 96%. Included in our general and administration expense are salaries and related expenses for our executive officers and administrative employees. Also included in general and administration are corporate costs such as legal and accounting, utilities, rent, office supplies and equipment, and bad debt. The principal reason for the increase in general and administration expense is attributed to the VHT and CKS acquisitions which accounted for $199,322 of the increase. The remaining increase is attributed to HSS and HQS. HSS and HQS salaries and benefits increased by $55,173 due to an increase in the finance and human resources department. Other expenses increased by $79,615, which consisted of a $39,041 increase from the acquisition of CKS and VHT, and a $40,574 increase in HSS and HQS. The increase to other expense was primarily due to an increase in the bad debt allowance.

Depreciation expense was $34,721 for the three months ended September 30, 2006 and $44,486 for the three months ended September 30, 2005, a decrease of $9,765 or 22%. The principal reason for the decrease in depreciation expense of $9,766 is due to the fixed assets that were acquired in October of 2002 became fully depreciated.

Interest expense was $17,914 for the three months ended September 30, 2006 and $25,228 for the three months ended September 30, 2005, representing a decrease of $7,314 or 29%. The principal reason for this decrease was the payoff of the loan and security agreement in November 2005.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net sales increased $1,922,114 or 63% for the nine months ended September 30, 2006 to $4,953,118 compared to $3,031,004 during the same period in 2005. The increase was primarily due to the combined affects of revenue from the acquisitions of VHT of $314,316 and CKS of $664,837, as well as an increase of $625,632 in revenue from patient clinical assessments, resulting primarily from price increases and increases in assessment transaction volume from existing and new customers.

Cost of sales for the nine months ended September 30, 2006 was $2,699,172 or 54% of revenues as compared to $1,380,097 or 46% of revenues for the nine months ended September 30, 2005 Of the increase in the cost of sales, $947,759 or 72% was attributed to the VHT and CKS acquisitions. The acquisitions increased staffing in our customer service, training and education departments to support the increased volume and products resulting in an increase of $206,064 in salaries and related expenses. The existing salary expense accounts, comparable to the 2005 accounts, increased by $415,965, primarily due to the need to service new customers. Salaries and related expenses increased by a total of $622,029. Professional services increased by $171,108 of which $35,916 was for contract employees handling training and implementation at CKS and VHT. The remaining $137,037 was due to contracted and temporary employees that were required to handle the training, implementation, and servicing of new customers for HQS. There was an increase in depreciation of $256,531. This increase was due to the amortization of internally developed software for CKS and VHT of approximately $553,073 offset by a decrease in existing depreciation accounts of $296,542 from assets becoming fully depreciated. There was an increase of $152,130 in communications due to the addition of internet and hosting services used by CKS and VHT products. There was an increase of $74,065 in occupancy costs. The occupancy expenses were applied to cost of sales during the nine months ended September 30, 2006, whereas this amount was applied fully to general and administrative expenses during 2005. There were increases travel and other expenses of $26,882 and $14,676, respectively.

Total operating expense was $3,498,994 for the nine months ended September 30, 2006, compared to $2,086,500 for the nine months ended September 30, 2005, an increase in operating expenses of $1,412,494 or 68%. Operating expenses were comprised of selling and marketing expenses, research and development, general and administration, depreciation and amortization, and interest.

Selling and marketing expense totaled $1,154,985 for the nine months ended September 30, 2006 compared to $527,554 for the nine months ended September 30, 2005, resulting in an increase in selling and marketing expense of $627,431 or 119%. The increase in selling and marketing expenses attributed to the additional costs from the VHT and CKS acquisitions was $239,155. Other increases included professional services related to the management of our marketing and sales department and development of collateral materials and corporate web sites for the HQS product of $314,699; travel expense for employees and contracted employees related to the management of our marketing and sales department of $71,171 the majority of which, $59,680, was for the HQS product line. Marketing and promotional expense increased $84,221 due to increased attendance at regional trade shows and the development of collateral materials and corporate web sites, the majority of which, $65,707, was for the HQS product line. Commissions increased $43,090 due to new sales of which $30,826 was for the HQS product line. There was an increase of $16,799 in occupancy costs. The occupancy expenses were allocated to departments during the nine months ended September 30, 2006, whereas this amount was applied fully to general and administrative expenses during 2005.

Research and development expense was $821,524 for the nine months ended September 30, 2006, as compared to $476,218 for the nine months ended September 30, 2005, resulting in an increase of $345,306 or 73%. Increases in selling and marketing expenses attributed to the additional costs from the VHT and CKS acquisitions were $230,482. Salaries and benefits increased by $188,243. VHT and CKS product lines increase by $208,590, which was offset by a $20,348 decrease in the HQS product line. Professional services for outside contractors to manage the integration of our products increased $82,953, of which $65,769 was from the HQS product line and $17,128 was from the VHT and CKS product lines. Occupancy costs increased by $37,462. The occupancy expenses were allocated to departments during the months ended September 30, 2006, whereas this amount was applied fully to general and administrative expenses during 2005. Travel expenses increased by $25,276 primarily due to increased travel associated with the consultants hired for the HQS product line. Communications and other expenses increased by $6,056 and $7,098, respectively.

General and administration expense was $1,391,659 for the nine months ended September 30, 2006 and $882,259 for the nine months ended September 30, 2005, representing an increase of $509,400 or 58%. The principal reason for the increase in general and administration expense is attributed to the VHT and CKS acquisitions which accounted for $448,143 of the increase. The remaining increase is attributable to HSS and HQS. Within HSS and HQS, salaries and benefits increased by $85,047 due to the increase in the finance and human resources department. Total other expenses increased by $176,711, which consisted of a $116,426 increase from the acquisition of CKS and VHT, and a $60,285 increase attributable to HSS and HQS. The increase to other expense was primarily due to an increase in the bad debt allowance. Outside services increased by $50,069, which consisted of a $36,348 increase from the acquisition of CKS and VHT, and a $13,720 increase attributable to HSS and HQS. Occupancy costs for general and administration decreased by $37,025. This decrease is a combination of HQS shifting $97,049 of expense from general and administrative to cost of sales, selling and marketing, and research and development, and a $60,023 increase from the acquisition of CKS and VHT. Travel expense increased by $33,296, which consisted of a $17,574 increase from the acquisition of CKS and VHT, and a $15,723 increase in the pre-existing accounts. Communications expenses increased by $6,814.

Depreciation expense was $104,424 for the nine months ended September 30, 2006 and $130,096 for the nine months ended September 30, 2005, resulting in a decrease of $25,672 or 20%. The principal reason for the decrease in depreciation expense is due to the fixed assets that were acquired at the inception of the business in October of 2002 being fully depreciated.

Interest expense was $26,402 for the nine months ended September 30, 2006 and $70,373 for the nine months ended September 30, 2005, representing a decrease of $43,971 or 62%. The principal reason for this decrease was the payoff of the loan and security agreement in November 2005.

Liquidity and Capital Resources

At September 30, 2006, we had incurred an accumulated deficit of $14,663,631 compared to $13,012,275 at December 31, 2005. At September 30, 2006, we had a working capital deficit of $232,069, compared to working capital of $619,775 at December 31, 2005. We had incurred net operating losses for the nine months ended September 30, 2006 and the year ended December 31, 2005 of $1,245,048 and $489,595, respectively.

On November 8, 2005, we entered into a Preferred Stock Purchase Agreement with our principal stockholder, Stanford International Bank Ltd. We agreed to issue to Stanford our Series C Preferred Stock at a price of $2.00 per share together with warrants to purchase 3/10 of a share of Common Stock for each share of Series C Preferred Stock purchased. The Warrants are exercisable at a price of $0.002 per share. On November 8, 2005, we refinanced the outstanding amount of $1,250,000 under the loan and security agreement and have drawn down an additional $3,900,000 of working capital through September 30, 2006. Among other things, the proceeds were used to finance the acquisitions of Vanta and Carekeeper. We have $500,000 of additional availability under the Preferred Stock Purchase Agreement, which can be drawn down on two weeks’ notice. An additional $3,600,000 is available to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion.

We believe that the $500,000 available to us with two weeks notice under the Preferred Stock Purchase Agreement and an additional $1,450,000 from the Preferred Stock Purchase Agreement for working capital, together with funds generated from operations, will be sufficient to meet our working capital needs over the next twelve months. We anticipate that working capital requirements will decrease from the current level over the next twelve months as we begin to consolidate business processes such as customer support, sales and marketing and implementation services, eliminate duplicate processes or systems, evaluate current products for duplication of services between companies and complete the improvements to our infrastructure. We currently anticipate proceeds from the Preferred Stock Purchase Agreement will be sufficient to meet presently anticipated working capital and capital expenditure requirements through September 30, 2007. For the design and development of a new database structure and application architecture project discussed in the Research and Development section of this report we anticipate spending on external resources approximately $175,000 in the fourth quarter of 2006 and an additional $100,000 for each quarter of 2007.

As of September 30, 2006, we had cash totaling $314,947. Significant cash flow activities for the nine months ended September 30, 2006 are as follows:

Cash used in operating activities was $1,747,181 for the nine months ended September 30, 2006, whereas such activities used $76,185 during the same period of 2005. Cash used by operating activities for the nine months ended September 30, 2006, is primarily attributable to a net loss of $1,245,048, a net increase in accounts receivable of $354,318, an increase in prepaid expenses of $99,357, and an increase in royalties receivable of $6,965, a decrease in accounts payable of $326,613, a decrease in the reserve for customer refunds of $287,218, a decrease in deferred revenues of $249,818 and a decrease in customer deposits of $5,153. These were partially offset by an increase in accrued expenses of $14,487 as well as non-cash items such as depreciation and amortization of $787,208 and an increase in stock based compensation of $25,614.

Cash used in investing activities was $1,739,010 for the nine months ended September 30, 2006, where such activities used $227,099 for the nine months ended September 30, 2005. Cash used in investing activities in 2006 is attributable to purchases of Vanta Health Technologies of $1,034,493 and CareKeeper Software of $25,003, and increases in property and equipment of $101,059 and capitalized software development costs of $604,395. These were partially offset by the acquisition of cash from CareKeeper Software of $26,420.

Cash from financing activities was $3,462,208 for the nine months ended September 30, 2006, whereas such activities provided $189,991 during the same period of 2005. The increase in cash provided by financing activities in 2006 is attributed to $3,700,000 in proceeds from the Preferred Stock Purchase Agreement and the issuance of $35,720 of Common Stock. It is offset by the repayment of $12,424 of capital lease obligations and the repayment of $261,088 of loans payable.

Accounts receivable at September 30, 2006, was $1,230,774 as compared to $686,164 at December 31, 2005, an increase of approximately 79%. Days of sales outstanding were 71 days for the nine months ended September 30, 2006 compared with 42 days for the year ended December 31, 2005. The increase in accounts receivable is due to the acquisition of $312,852 of accounts receivable from Vanta and Carekeeper. and an increase of $231,758 in HQS customers. At September 30, 2006, Amedisys, Inc accounted for 49% of the accounts receivable. As disclosed under “Risk Factors,” the loss of Amedisys would materially decrease our revenues.

Software development cost, net of accumulated amortization, was $3,741,259 at September 30, 2006 compared to $218,310 at December 31, 2005. The accumulated amortization at September 30, 2006 and December 31, 2005 was $2,273,614 and $1,590,830, respectively. The increase in software development is primarily attributable to the VHT and CKS acquisitions.

Other assets at September 30, 2006 were $592,256 compared to $333,924 at December 31, 2005. These amounts consisted of Property and equipment, net of depreciation, of $284,061 and $228,956, prepaid expenses and current assets of $213,534 and $81,484, security deposits of $23,484 and $23,484, and long term receivable from stockholder of $71,177 and $0, at September 30, 2006 and December 31, 2005, respectively.

Accounts payable and accrued expenses at September 30, 2006 and December 31, 2005 were $558,152 and $249,859, respectively.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, as of such date, we had corrected a material weakness associated with separation of duties due to the hiring of an additional full time employee in our finance department. Management decided that the risks associated with this weakness along with the increased work load with the acquisition of VHT and CKS justified the expense associated with retaining an additional employee. We recruited a financial analyst to provide further separation of duties and to produce additional management reports.

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

Notwithstanding the above, our chief executive officer and chief financial officer have concluded that, as of September 30, 2006, we have a material weakness associated with the inadequacy of our accounting software to handle consolidation of multiple entities causing us to extract data into spreadsheets for manual intervention. Management is currently evaluating other accounting software that would eliminate this weakness and anticipates making a decision on the the acquisitions and this accounting software in 2007. In the interim we are compensating with additional variance analysis to actual performance and budget.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Incident to our business activities, we may at times be parties to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Management believes at this time there are no ongoing matters which will have a material adverse effect upon our consolidated annual results of operations or cash flows, or our financial position.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

None.

As of September 30, 2006, 436,125 options were issued and there were 63,875 authorized but unissued stock options under the 2003 Management and Director Equity Incentive Compensation Plan..

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

Dated: November 14, 2006

HEALTH SYSTEMS SOLUTIONS, INC.

By:	/s/ B. M. Milvain
B. M. Milvain, President Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on November 14, 2006.

SIGNATURE     TITLE

/s/ B. M. Milvain    President and Director
B. M. Milvain

/s/ Susan Baxter Gibson   Principal Financial Officer
Susan Baxter Gibson