Form 10KSB
period 2006-12-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2007-04-16
CIK 1093913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 000-24681

HEALTH SYSTEMS SOLUTIONS, INC.
(Exact name of small business issuer as in its charter)

Nevada	82-0513245
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

405 N. Reo Street, Suite 300, Tampa, Florida 33609
(Address of principal executive offices) (Zip Code)

(813) 282-3303
(Issuer’s telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $6,576,991

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On March 22, 2007, 1,288,627 shares had an aggregate market value of $1,224,196 based on last sales price at which the common stock was sold on March 8, 2007 as reported by the OTCBB.

As of December 31, 2006, the issuer had 6,270,907 shares of common stock outstanding.

Documents Incorporated By Reference: Not Applicable.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☒

HEALTH SYSTEMS SOLUTIONS, INC.
FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Health Systems Solutions, Inc., through its wholly-owned subsidiaries, designs, develops, markets, sells and supports both licensed and web-based, management information and business intelligence information technology systems and related services. These products are designed to assist home health care companies more effectively to manage the clinical, operational and financial aspects of their business and to compete effectively in the Medicare, Medicaid, private pay and managed care environments. Our focus is to help home health care providers streamline their operations and better serve their patients. In this regard, we offer several comprehensive software solutions including HSS Advantage, HSS Analyzer, HSS VividNet and HSS VividCare.

HSS Advantage enables Medicare home health agencies to collect, manage and transmit data in a way that meets federal mandates for data management. HSS VividNet tracks and manages information necessary to address financial and operational needs, including patient intake, clinical data, worker management, scheduling and accounting functions. Both of these solutions utilize the software as a service model where customers use their standard personal computers and Microsoft Internet Explorer to access the Internet to utilize software services that reside on our servers. The architecture and fee structure enables our customers to rapidly and cost-effectively implement our services for a modest transactional fee charged when a customer uses our programs to process patient clinical assessments and obtain management reports.

HSS VividCare, which is an earlier version of HSS VividNet, enables home health agencies to effectively manage private pay, Medicaid and Medicare divisions. HSS Analyzer integrates data from throughout the enterprise to create a clinical and financial data repository that can be used as an analytical tool. Both of these solutions deliver software using a software license model where the software is purchased up front and is installed on customer-owned servers under the customer’s control. In the future we expect to reduce the number of customers using the software license model, and convert them to our VividNet product (our web-based product).

These services have been designed to assist our customers in or by:

•	Increasing revenue;

•	Reducing cost;

•	Improving the quality of patient outcomes;

•	Standardizing processes;

•	Minimizing regulatory compliance risk;

•	Identifying drug, food and herb interactions; and

•	Providing patient and caregiver scheduling and clinical data management.

In 2006, there were approximately 9,000 Medicare certified home health agencies nationally that provided short-term (60 days or less) primarily skilled services (for example, registered nurse, physical therapy, occupational therapy, speech therapy and social counseling) to over 2.8 million patients. In addition, there were approximately 40,000 private duty home care companies delivering skilled and unskilled services to patients and non-clinical customers in the home that were paid by other reimbursement sources including commercial insurance and private citizens. It is estimated that there are approximately 12,000 companies providing services specifically to Medicaid qualified recipients. In 2004, there were 27 million recipients of Medicaid home care services, up from 2.7 million in the early 1990s.

The Medicaid home health benefit is largely federally-funded by the Centers for Medicare and Medicaid Services, or CMS (up to 90% for some programs), with additional contributions from each state responsible for administering the programs. Medicare, on the other hand, is funded and administered exclusively by CMS. As a result, Medicaid-related regulations are more complex to keep up with than those in Medicare as Medicaid is regulated by both federal and state regulatory agencies.

The Balanced Budget Act of 1997 included mandates to the Centers for Medicare and Medicaid Services to establish a prospective payment system, or PPS, to reduce the cost of the home health benefit and to measure the effectiveness of the care delivered. The regulations are being implemented in phases over time and include a requirement that home health agencies collect assessment data on each patient at start-of-care, recertification and at discharge (OASIS Data). HSS services and software are designed to respond to these expanded PPS regulations.

Our management information software and service solutions are designed for use in connection with the many key clinical, administrative and financial functions that home health care companies require. Our technology solutions are designed to meet the rapidly changing requirements necessitated by a rapidly increasing aging population, legislation at the federal and state level and an information technology environment. Our strategy is to offer a broad spectrum of products to home health care companies in an integrated seamless platform. In this fashion, we would have an opportunity to cross-sell our various products to our users. We intend to seek out and consummate acquisitions that will allow us to quickly expand our product offerings.

We are a Nevada corporation which was incorporated on July 31, 2001. Our executive offices are located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609 and our telephone number is 813-282-3303. Our website is located at www.HSSonline.net. Information on our website is not a part of this report.

References throughout this annual report to “Health Systems Solutions,” “HSS,” “the Company,” “we,” “us” and “our” refer to Health Systems Solutions, Inc., and unless otherwise indicated, to our operating subsidiaries, Healthcare Quality Solutions, Inc., VHT Acquisition Company, and Carekeeper Solutions, Inc.

Recent Events

On April 6, 2006, VHT Acquisition Company (“VHT”), a wholly-owned subsidiary of Healthcare Quality Solutions, Inc., purchased substantially all of the assets of Vanta Health Technologies, LLC (“Vanta”). Pursuant to the asset purchase agreement, VHT acquired the assets of Vanta in consideration for $850,000 in cash, the assumption of certain liabilities of Vanta in the approximate amount of $70,000, and the issuance of an aggregate of 100,000 shares of our common stock, to the members of Vanta. VHT services assist homecare businesses manage their daily operations, primarily through its flagship software product, The Analyzer.

On May 15, 2006, ,our wholly-owned subsidiary, Carekeeper Solutions, Inc. (“CKS”) purchased all of the stock of Carekeeper Software, Inc. (“Carekeeper”) pursuant to the stock purchase agreement. In consideration for the stock of Carekeeper, we agreed to:

•
Make available to CKS an operating line of credit in an amount of up to $1,500,000 to be used solely to pay (i) CKS’ accounts payable, (ii) certain amounts due to the former shareholders of Carekeeper up to $143,000 and (iii) operating expenses pursuant to an annual budget pre-approved by us;

•	pay an earn out payment based on a percentage of CKS’ operating revenues in 2006, 2007 and 2008; and

•	make a contingent payment in the amount of up to 400,000 shares of our common stock based on CKS achieving certain milestones regarding its operating revenues during 2006, 2007 and 2008.

Carekeeper is a pioneer in schedule driven financial management solutions for the homecare and medical staffing industries. Carekeeper’s VividNet software benefits providers throughout all aspects of their operations with a workflow oriented system based on a single entry design that drives information from the front-office service delivery to the back-office financial management.

Industry Background

The health care system is the largest industry in the United States. The following statements regarding national health care spending are excerpts from a Statement by Dr. Henry E. Simmons National Coalition on Health Care on April 19, 2006 at the Third Annual World Health Care Congress Sponsored by The Wall Street Journal:

•	In 2004, health care spending in the United States reached $1.9 trillion, and was projected to reach $2.9 trillion in 2009.

•	Health care spending is 4.3 times the amount spent on national defense.

•	In 2004, the United States spent 16% of its gross domestic product (GDP) on health care. It is projected that the percentage will reach 20% in the next decade.

•	Although nearly 46 million Americans are uninsured, the United States spends more on health care than other industrialized nations, and those countries provide health insurance to all their citizens.

The system includes a broad array of private and public purchasers, insurers, providers, manufacturers, and suppliers. The United States invests more per capita than any other nation for the delivery of health care, yet it consistently falls short of providing quality care. There are wide variations in the type of care delivered, and studies have shown that many patients do not receive the recommended care, which appears to occur across medical conditions and regardless of whether the care is preventive, acute or chronic.

The Institute of Medicine issued a stern warning in 2001 in its ground-breaking publication, Crossing the Quality Chasm. This report urged change at all levels of the health delivery system, with particular emphasis on redesigning the system to improve quality. In particular, the publication recommended creating and aligning incentives for quality and making information available to enhance quality, accountability and consumer choice.

Our mission is to assist the post acute segment of the U.S. healthcare system in addressing these issues. For purposes of describing its business, HSS has segmented the healthcare industry into physician practices, acute care (hospital) facilities, pharmaceutical and supply companies and post acute care. Post acute healthcare providers include home health agencies, inpatient and outpatient rehabilitation facilities, skilled nursing facilities, nursing homes, hospice providers, long term acute care hospitals, assisted living facilities, continuing care retirement communities, infusion therapy, medical/social adult day care, respite care, home medical equipment (HME), personal care, comprehensive outpatient rehab facilities (CORF) and enriched housing. Our business is currently directed to the home health segment of the post acute industry, although it is our intention to expand our information technology service businesses into other areas of post acute including hospice and nursing home facilities. Home health is a rapidly growing component of healthcare. Factors that we believe have contributed and will contribute to the need for improved home health services include:

•	Recognition that home health services can be a cost-effective alternative to more expensive institutional care;

•	aging demographics;

•	changing family structures in which more aging people will be living alone and may be in need of assistance;

•	increasing consumer and physician awareness and interest in home health services;

•	the psychological benefits of recuperating from an illness or accident or receiving care for a chronic condition in one’s own home; and

•	medical and technological advances that allow more health care procedures and monitoring to be provided at home.

In March 2006, the Medicare Payment Advisory Commission, or MedPAC, reported to the United States Congress about the growth and profitability of post acute care including the home health industry. As of October 2006, there were more than 9,000 Medicare certified agencies providing skilled nursing, therapy, home health aide, or medical social worker services to beneficiaries in their homes. According to CMS, post-acute expenditures were over $36 billion in 2004 which accounts for 12% of Medicare spending. The number of certified home health agencies has grown 10% in the last year alone and growth is expected to continue. Home care currently represents approximately one-third of all post-acute spending. MedPAC studies show that home care is a more favorable setting for post-acute care proven by cost analysis and higher clinical outcomes. Further examination of efficiency of home care versus other post-acute models continue to be a top priority for the government.

We expect further consolidation of the industry, which has accelerated after the passage of the Balanced Budget Act of 1997 (“BBA”). We believe home health agencies are expanding their service delivery to encompass more of the existing home care opportunities. Specifically, Medicare-focused providers are expanding into the private duty space and private duty agencies are expanding into Medicare. We believe that in the process of consolidation, home care management will require solutions that reach across these heretofore independent venues and need help to streamline their operations, standardize the delivery of care, maximize the reimbursement under the regulations, improve the quality of care delivered, and minimize compliance and other risks. By providing outsourced services, we help reduce the information technology burdens of our customers, enabling them to focus on their core businesses and react quickly to dynamic market conditions.

In October 2000, the federal government introduced the Medicare Home Health Prospective Payment System (“PPS”). These rules require the collection and reporting of vast amounts of patient data that must be extracted, edited, corrected, formatted, exported and reported on rigorous schedules. The importance of ensuring the data is accurate and timely cannot be overstated, as the very success of a home health company participating in Medicare is dependent on meeting these requirements. Under these rules, home health agencies are mandated to prove that the care delivered improves the patient’s functional ability. The mandates introduce reimbursement levels calculated in advance based upon the assessed need of the patient. An error in collecting the data on the initial patient assessment can cost thousands of dollars in missed reimbursement, and an error in collecting the data on the final assessment can result in the rejection of an entire claim, or worse, an audit survey by a regulatory agency that could result in fraud and abuse charges.

The data must be collected using a standardized tool called the “outcome and assessment information set” (“OASIS”) to collect 109 data elements that must be reported to government agencies on rigorous schedules and must meet an extensive editing process. It is critical for the home health business that the data is accurate and valid as the data is used to determine the level of reimbursement received for the care provided and is used by the government to measure, and publicly report on, the quality of care delivered.

Methods for capturing data include filling out paper forms, then key entering the required data into a workstation or personal computer using free, government-supplied software, or directly into information management systems supplied by another party. The data is subsequently transmitted to the government, where computers edit the answers highlighting errors. The home health agency must dial into the government site to retrieve its reports, then in an off-line procedure correct the errors and resubmit the data. Either approach has minimal data validation capabilities, particularly as it relates to determining any clinical anomalies that might exist in the data.

In addition, the nature of home health care is such that the field nurse and the data entry staff, nursing supervisor, quality assurance staff, clinical manager and operations management are typically remote from one another, making collaboration over identified issues difficult if not impossible to resolve. The result is increasing overnight courier, fax and telephone costs combined with rejected claims, extended accounts receivable days outstanding and inconsistent care delivery. Often, the clinical staff struggles to satisfy various regulations (including regulatory deadlines), while management pushes for faster turnaround to improve cash flow. Multiple sites compound the management problems.

Among responses to these and other issues, the Robert Wood Johnson Foundation and the California HealthCare Foundation funded the California-based Integrated Healthcare Association's (“IHA”) Pay for Performance (“P4P”) Program. This is the largest P4P project in the U.S. The project provides medical groups with incentive payments based upon performance against quality benchmarks. Seven large California health plans participate: Aetna, Blue Cross, Blue Shield, CIGNA, Health Net, PacifiCare, and Western Health Advantage. The program uses evidence-based measures to assess the performance of over 35,000 physicians in 225 medical groups caring for more than 6.2 million commercial HMO enrollees. The program's data is collected and analyzed by the National Committee for Quality Assurance (NCQA), a Washington non-profit dedicated to improving health care quality.

In addition to IHA’s P4P Program, CMS has launched several demonstration projects and recently announced that it intends to incorporate P4P into its Medicare program. CMS has announced it plans to introduce P4P into the home health industry in 2008 or 2009. CMS has stated that the foundation of effective P4P initiatives is collaboration with providers and other stakeholders to ensure that valid quality measures are used, that providers are not being pulled in conflicting directions, and that providers have support for achieving actual improvement. Consequently, to develop and implement these initiatives, CMS is collaborating with a wide range of other public agencies and private organizations who have a common goal of improving quality and avoiding unnecessary health care costs, including the National Quality Forum, the Joint Commission of the Accreditation of Health Care Organizations, the National Committee for Quality Assurance, the Agency for Health Care Research and Quality, the American Medical Association and many other organizations. CMS is also providing technical assistance to a wide range of health care providers through its Quality Improvement Organizations.

CMS has published that it is developing and implementing a set of P4P initiatives to support quality improvement in the care of Medicare beneficiaries. In addition to the initiatives for hospitals, physicians and physician groups, CMS is also exploring opportunities in nursing home care and is considering approaches for home health as well. In addition, recognizing that many of the best opportunities for quality improvement are patient-focused and cut across settings of care, CMS is pursuing P4P initiatives to support better care coordination for patients with chronic illnesses.

From published reports we believe the P4P initiatives by CMS for home healthcare will be applied over the next two years, which will further increase homecare’s dependence on information technology services such as those delivered by HSS. HSS is investigating approaches that will enable us to assist homecare providers operate effectively under the P4P regulations if and when they become effective.

As the baby boomers entering the healthcare system begin to have a greater financial impact on the cost of healthcare, we believe that a number of things will happen that may affect our business:

•	there will be public and political pressure to rationalize and consolidate many of the myriad of post-acute healthcare delivery venues currently protected under Medicare and Medicaid regulations;

•
there will be consolidation within post acute verticals such as home care, nursing homes, rehabilitation facilities, hospices, etc.; as well as consolidation or elimination of some of the types of providers;

•	consolidation of providers will be preceded by an evolving introduction of data standards that enable ready exchange of patient data and measurement of performance;

•	ongoing changes will make obsolete proprietary, closed system designs and require flexible, open source approaches; and

•	there will be increased need to devise automated patient plans of care to manage details of specific disease states that can be updated electronically.

We believe that most providers of services in post-acute healthcare do not have the resources to invest in or manage the technology required to meet this new environment. We believe the opportunity exists to consolidate information technology vendors in the post acute arena in advance of the rationalization of the healthcare providers themselves. We believe that:

•	the baby boomers entering their post-65 years will place unprecedented demands on the healthcare system of our country;

•
current public demand for accountability in balancing the quality and cost of healthcare will increase as healthcare costs for the baby boomers consume an increasing portion of the Country’s gross domestic product;

•	improved and standardized processes will be implemented and managed at all points of patient contact;

•
identifying and eliminating duplication of clinical services, waste and paper in administrative systems will force the adoption of business process management techniques already implemented in other industries; and

•	increased dependency on information technology will be the norm.

Our Solution

We offer a comprehensive set of product and service solutions to address the changing needs of home health providers and caregivers through:

•	information technology services and software systems;

•	training;

•	deployment resources; and

•	consulting and customer support.

Our solutions, when used together, provide a comprehensive set of home health enterprise software. HSS services and systems are designed to enable home health care providers to produce and utilize comprehensive information reports to optimize the performance of their organizations. These reports include financial, operational and clinical information designed to help customers make informed business decisions, more cost effectively operate their businesses, generate more revenues, continually manage toward best practice and more effectively compete in a cost-contained regulatory environment. Management believes these information technology solutions help home health care providers:

•	increase revenue;

•	improve cash flow;

•	reduce operating expense;

•	improve risk management;

•	increase policy decision effectiveness;

•	improve the quality of patient outcomes;

•	accelerate payment reimbursement; and

•	handle rapidly changing reimbursement rules and privacy regulations.

In addition, utilization of our HSS Advantage software and services provides the following advantages:

•
HSS Advantage provides a variety of services that enable Medicare home health agencies to meet federal mandates for collecting data. Customers can transmit data to us using a variety of approaches. Data from handwritten forms that have been scanned and the image can be transmitted to us by email or facsimile. The image received by us is then electronically converted from handwriting to digital data. Our staff verifies the accuracy of the data and works with the customer to resolve unreadable segments. Customers can also key enter the data online. Finally, customers can collect data on a point of care device and upload the data to our website. On receipt, the data is processed by servers through over 400 Medicare-mandated edits and over 200 proprietary edits. The resulting edits are typically available for viewing on the Internet within two hours of receipt. Upon completion of the editing process, we transmit the required data to appropriate government agencies as required under the regulations.

•
Using the edited data, a variety of real time reports are provided that highlight clinical, financial and operational issues/guidelines to ensure optimum clinical and financial results. Other reports enable a customer to evaluate the efficacy of the proposed clinical interventions as they relate to the Medicare regulations.

•
HSS Advantage provides reports that enable customers to evaluate the effectiveness of their services by measuring the clinical outcome of the patient against national norms, guiding the customer to improved processes and best practices.

•
HSS Advantage provides services that deliver medication teaching sheets that are required to be left with the patient that describe how to use the drug and any possible risks. The software compares all drugs that have been entered into the system for a patient to determine possible interactions between and among the drug, food and selected herbs.

•
We provide software to be implemented in customer operations that extract data from a variety of vendors’ software systems that provide decision support information that enables the user to improve clinical and claims operating performance. The collected data is used to provide detailed analysis of the results obtained from clinical diagnoses relative to Medicare reimbursement. These analyses are reported against the cumulative database of all customers to provide a benchmark of clinical practice, extent of clinical interventions and the effect on reimbursement. The HSS Advantage software extracts data from software programs supplied by 12 other vendors including: McKesson Corporation, Cerner Corporation, Misys, Inc., Carecentric, Inc. and Delta, Inc. Together, these companies control an estimated 40% of the software market in home health.

Utilization of the HSS VividNet software provides the following advantages:

•
Provides Web-based software that is designed to handle all types of homecare payers including Medicare, Medicaid, private pay and medical staffing agencies. HSS VividNet is designed to track and manage information necessary for a healthcare company’s operations and profitability. The system provides the flexibility to easily incorporate an agency’s own business rules and logic, ensuring a tailored solution. Information is managed according to the natural workflow of an agency’s operations - from front office client intake and workforce management, through an integrated scheduling function, to back office accounting and reporting. We provide services to private duty, Medicaid, staffing and managed care, and Medicare home health agencies. The systems provide caregiver/patient scheduling, tracking of patient visits, and accounts and provide for reimbursement of services for the home health agency.

•	The heart of the system is a color-coded scheduling calendar, which drives other essential business operations such as:

• Client management;

• Human resources;

• Billing;

• Accounts receivable;

• Payroll;

• General ledger; and

• Management reports.

•
As a result of our Carekeeper acquisition, we are one of a limited number of homecare software companies in the United States that is licensed to use certain patented technology for home health telephony services. The patent provides for the use of 800 numbers to identify the company receiving the call, dialed number identification to recognize the phone that is initiating the call, and processes for confirming time, expense, activity and attendance reporting.

HSS VividCare is an earlier version of the VividNet Software. We currently have over 125 customers utilizing our VividCare product. However, over the next 18 months, we expect to convert these customers to our VividNet product which is web-based. This integration of operations through a single user interface, coupled with extensive reporting, enables agencies to reduce costs, improve employee retention, enhance profitability and deliver quality care.

Utilization of the HSS Analyzer system provides the following advantages: The Analyzer has 15 interfaces to virtually all of the homecare industry’s major billing and financial systems. These interfaces extract financial data from the billing system and combine this data with clinical utilization data to provide an integrated view of a homecare agency’s status identifying its strengths and weaknesses. Another module provides web-based benchmarking information that compares one agency of office with others in the HSS data base. We believe the Analyzer is the most comprehensive decision-support product available for the home healthcare industry.

We believe opportunities exist for us to extend our products and services to current and future customers. We plan to continue to leverage our software and services applications and related services by acquiring or developing a growing suite of tools that we expect to generate new revenues from an existing customer base.

In addition to the software and online services we deliver, we also provide support services relating to effective implementation and ongoing use on a fee basis. We offer training and education services either on the customer’s site or over the web. We also offer consulting services relating to the effective use of the available decision support and operations analysis information for a nominal increase in transaction fees or on a daily fee basis.

Growth Strategy

It is our objective to extend our position as a leading provider of management solutions for home health care and enter the market for solutions to other post acute care industries both by developing new systems and by acquiring existing companies that currently provide services to these venues and possess broad domain expertise. Acquired businesses will have already made the investment to migrate their solutions to the web in order to minimize the complex task of integrating disparate systems into our network.

Key elements of this strategy include:

Leverage Our Existing Customer Base

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

Offer Our Services to Other Segments of the Post-Acute Industry

We believe that the interest in tools to assist in the management of diseases and other adverse health conditions will provide us with opportunities to further develop our platform to provide solutions to nursing homes, skilled nursing facilities and inpatient rehabilitation facilities.

Strategic Acquisitions Allowing Further Expansion of our Platform of Solutions and Customer Base

Management endeavors to increase our platform of solutions to the home health agencies we serve. Management believes there may be opportunities to expand our product offerings and/or customer base through strategic acquisitions. As a result, we regularly evaluate such opportunities.

Customers

Our product offerings are provided to home health customers ranging in size from single to large multi-site organizations. As of December 31, 2006, we had approximately 310 customers in 44 states using one or more of our services.

One customer, Amedisys, accounted for approximately 45% of our revenue in 2005 and 35% of our revenue in 2006. In March 2006, Amedisys advised us that it had developed a proprietary clinical software system to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. Amedisys has notified us that they will be distributing hand held computers to their full time nursing staff which will eliminate the need for our verification services on the assessments processed on the hand-held computer. Amedisys has advised us that they plan to continue to use verification services for contract and part time staff that are not issued the hand held computers. In addition, Amedisys has also advised us that they currently plan to continue to use our data transmission product and CMS reporting. As a result, we anticipate that the revenue received from Amedisys will decrease by approximately 80% by the end of the third quarter of 2007.

Sales and Marketing

We sell our services primarily through direct sales forces. We currently have seven sales staff members. In addition to regularly targeting new customers, we also target existing customers for additional sales, as our product lines expand. Since the VHT and CKS acquisitions, our sales team has been working on introducing existing clients to our new product offerings.

We currently have year long advertisements placed in the two prominent industry publications: Success In Home Care and The Remington Report. In the first quarter of 2006, we engaged Magellan Business Partners to assist us in repositioning our company from a marketing perspective. As a result, we have initiated new and coordinated marketing materials, trade show booth displays, website designs and advertising layouts. These changes were implemented in the fourth quarter of 2006.

Product Development

We develop service applications based on requirement specifications produced by our product management department and related task forces. These groups are comprised of clinicians and other domain experts (including regulatory). We determine our product direction and product feature requirements by maintaining regular contact with customers and experts in the field and tracking the regulatory activity of CMS and the states’ Medicaid activities.

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

The HSS Advantage system architecture is based on the widely accepted J2EE architecture that ensures "openness" and "scalability.” The HHS Vivid Net system architecture is based on the Microsoft “.net” model that also ensures "openness" and "scalability." Both approaches provide scalable architectures and lend themselves to integration of databases and communications. The designs and the centralized hosting approach facilitates managing and delivering changes and enhancements to the software and service.

In 2004, we initiated development projects to produce new and enhanced products. The first such product, the HSS Medications Risk Manager, was introduced into beta test with one of our large customers in October 2005, and released during the fourth quarter of 2006. This product did not contribute material revenue during 2006. We introduced our hand-held data collection tool into beta testing at two customer sites in the first quarter of 2007.  This product is not expected to add material revenue during 2007, but is expected to increase retention of customers of the HSS Advantage product since many of our customers are looking for a data input device that the clinician can use in the patient’s home. Development of the underlying software will be produced with existing staff. Other research and development expenses associated with these products are not material and will increase slightly to cover costs related to short term software development contractors or consultants that will be used in the development cycle.

Upon acquisition of Carekeeper, our plan was to integrate their VividNet software solutions with our existing software solutions; however, after the acquisition, it became evident that significant improvements were needed to the Carekeeper software before their suite of products would be ready for integration. Since May 2006, we have worked to make the necessary improvements to the CKS software. We have incurred approximately $435,000 in research and development as of December 31, 2006, and anticipate approximately $250,000 in further expenditures in 2007 to complete the integration of the software programs.

We continue to work on the enhancements to the CKS software and are currently in the process of completing the first of three phases of the integration. The CKS and HQS technology, integrated through Phase I will be test piloted in the second quarter of 2007. Upon completion of the product testing and any necessary enhancements to the programs, we will begin marketing the fully-integrated suite of products. We anticipate that sales for the new products will begin late in the second quarter of 2007 and that the revenue generated from these sales will be realized in late 2007.

In addition, we continue to seek new and innovative products that complement our existing suite of products. Once these products are identified and acquired, we will continue to expend resources for research and development to integrate these products into our existing product offerings. In light of this business strategy, we expect that we will always incur significant research and development expense. We will continue to run the risk that the release dates for new and improved products will be delayed in light of the complex technological issues involved.

Operations

Our customer service department provides a variety of operational support to customers. Customer Service includes a verification service that ensures the accuracy of automated optical character recognition translation of hand-written patient assessment information to digital data, assistance with customer data communications, upload data to/from our website, transmitting customer's patient data to appropriate State Departments of Health, acquiring customer reports from CMS, posting these reports to our website for access by the customer and producing customer benchmark reports from our national database.

The systems infrastructure department manages and supports the computer and communications infrastructure used by our customers including hosting services, Web services administration, communications administration, application administration, database administration, systems administration and LAN administration.

Our products and services are critical to our customers’ operations. As a result, our infrastructure requires a high level of service availability. To minimize the risk to our customers, we have servers that support customer activities installed in two very secure facilities in Tampa, Florida and Sterling, Virginia, both of which are managed by Qwest Communications International Inc. at its Qwest CyberCenters. These two servers provide redundant power and air conditioning, redundant Internet connections and redundant telecommunications.

Encryption and Security from Hackers

Our company-owned servers, software and communications equipment and the customer data integral to our service delivery are hosted at a Qwest CyberCenter in Tampa, Florida. Qwest reports that its facilities are designed to withstand up to Category 5 hurricanes. Notwithstanding these assurances, there can be no guarantee that we would be able to operate effectively were the Qwest site to be damaged by a terrorist event or act of nature.

We have implemented various layers of security to ensure appropriate, controlled access to our services, including establishing user level password systems and encryption schemes based on 1024 bit keys. We have implemented Secure Sockets Layer (SSL), an industry standard protocol for providing authentication and encryption, verified through the use of certificates provided through Verisign, an industry provider of secure Internet communications. Firewalls are implemented to protect against unauthorized entry and address translation schemes adds a further level of access protection from unauthorized access attempts. Our services agreements generally contain limitations on liability and we maintain insurance with coverage limits of $2,000,000 for general liability. However, the contractual provisions and insurance coverage may not provide adequate coverage against all possible claims that may be asserted.

Competition

The market for healthcare information systems is intensely competitive. The competitive factors affecting the market for our services include:

•	Vendor and product reputation;
•	reliability of the service;
•	availability of products on preferred computer and communications platforms;
•	scalability;
•	integration with other applications;
•	functionality and features;
•	ease-of-use;
•	quality of support, documentation and training;
•	product quality and performance;
•	product innovation;
•	price; and
•	effectiveness of our marketing and sales efforts.

Some of our competitors in the home health care market, such as our customer’s own internal IT departments, McKesson Corporation, Siemens AG, Eclipsys Corporation and Keane, Inc., have significantly greater financial, technical, research and development and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sales and support of their products than our company. In addition, consolidation in the healthcare information systems industry may permit our competitors to have access to increased financial and administrative resources, greater technological capabilities and to realize other operational efficiencies and competitive advantages.

Proprietary Rights and Licenses

We depend significantly upon proprietary technology. We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures and nondisclosure and other contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We believe that, because of the rapid pace of innovation within the computer software industry, factors such as the technological and creative skills of our personnel, frequent product enhancements, and reliable service delivery and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of our technology.

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

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") establishes rules, regulations and penalties for ensuring the privacy of patient health information. In addition, HIPAA requires standards for the electronic interchange of healthcare and claims data though HIPAA affects all aspects of all healthcare providers' operations, the greatest impact will be in the information technology area. The patient health information privacy phase of HIPAA went into effect in April 2003 and the standards for electronic interchange went into effect in October 2003. Conforming to these requirements is a difficult and expensive task.

We have taken various steps to comply with HIPAA. Employees have been educated on the law's effects and a policy and procedure manual has been developed. We have appointed a privacy officer and a compliance officer whose duties include:

•	Tracking regulatory changes;
•	performing initial and ongoing privacy risk assessments;
•	identifying all sources of Protected Health Information;
•	conducting compliance monitoring activities;
•	providing guidance for Product Management;
•	managing education and training;
•	managing and ensuring sanctions for failure to comply; and
•	monitoring and reviewing all system-related information security plans to ensure compliance.

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

Employees

As of December 31, 2006, we had 84 full time employees, including:

•	7 in sales;
•	6 in product management;
•	10 in education and implementation;
•	34 in operations and customer service;
•	16 in software development;
•	2 in hardware support; and
•	9 in administrative and finance positions.

Our employees are not represented by a labor union, nor governed by any collective bargaining agreements.

Available Information

We file annual reports, quarterly reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

We currently rent approximately 13,617 square feet of executive office space located at 405 Reo Street, Suite 300, Tampa, Florida 33609. We rent this space for $22,395 per month and the lease expires August 31, 2013. We also rent approximately 7,147 square feet of executive office space located at One Dunwoody Park, Suite 240, Dunwoody, Georgia 30338. Rent for this space is $11,001 per month and the lease expires June 30, 2007. In December 2006, we leased an additional 6,236 square feet of executive office space located at 405 Reo Street, Tampa, Florida 33609, for an additional $9,830 per month. With the addition of the space in Tampa we have adequate executive space and do not anticipate renewing the Dunwoody lease upon expiration, but expect to negotiate for a lesser amount of space in the Atlanta area to house our Georgia-based development staff. In the opinion of management, these properties are adequately insured.

We also have a one-year agreement (commencing July 1, 2006) with Qwest for space for a co-location of our servers that process and store all customer data and support all Internet connections to these customers at two Qwest CyberCenter locations, Tampa, Florida and Stirling, Virginia. Qwest CyberCenters are specifically designed to provide state-of-the-art hosting for mission-critical Web sites and enterprise applications. Qwest CyberCenter facilities provide a secure, reliable and scalable foundation that is more cost effective than constructing and maintaining our own Internet data center. The cost is approximately $10,000 per month. The current co-location services agreement with Qwest expires June 30, 2007 and is automatically renewable for additional one year terms. The agreement may be terminated by either party upon at least 80 days written notice prior to the end of a term. We believe that if our agreement with Qwest is terminated there are several alternative data server providers.

ITEM 3. LEGAL PROCEEDINGS

There are currently no material legal proceedings involving our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been listed for trading on the OTC Bulletin Board ("OTCBB") since June 3, 2002. Until March 23, 2005, there was no trading activity for our common stock since it became eligible for trading on the OTCBB. Effective February 21, 2006, our trading symbol changed to “HSSO.” The following table sets forth the range of high and low bid prices for our common stock for the periods indicated.

2005	High	Low
Quarter ended March 31, 2005	$2.30	$0.25
Quarter ended June 30, 2005	$2.45	$1.05
Quarter ended September 30, 2005	$1.25	$0.30
Quarter ended December 31, 2005	$0.55	$0.30

2006	High	Low
Quarter ended March 31, 2006	$0.60	$0.25
Quarter ended June 30, 2006	$1.25	$0.35
Quarter ended September 30, 2006	$1.20	$0.75
Quarter ended December 31, 2006	$1.01	$0.55

2007	High	Low
Quarter ended March 31, 2007	$1.01	$0.80

These prices may not be accurate indicators of the value of our common stock. Bid and asked prices entered by market makers are inter-dealer price quotations and do not reflect retail markup, markdown or commissions.

Trading of our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause less broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

Holders

As of December 31, 2006, there were 71 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On November 8, 2005, we entered into a Preferred Stock Purchase Agreement with our principal stockholder, Stanford International Bank Ltd. (“Stanford”). We agreed to issue to Stanford Series C Convertible Preferred Stock at a price of $2.00 per share, together with warrants exercisable for 3/10 of a share of common stock for each share of Series C Convertible Preferred Stock purchased. Each share of Series C Convertible Preferred Stock is convertible into one half share of common stock and is entitled to one half vote per share. The warrants are exercisable at a price of $0.002 per share. On November 8, 2005, the Company refinanced the outstanding amount of $1,250,000 payable under a loan from Stanford by issuing 625,000 shares of Series C Convertible Preferred Stock. In 2006, we issued an additional 2,325,000 shares of preferred stock to Stanford to meet working capital needs through December 31, 2006. The Company has an additional 250,000 shares to sell to Stanford (upon two weeks’ notice) under the Preferred Stock Purchase Agreement. The agreement also provides for an additional 1,325,000 shares of Series C Convertible Preferred Stock that may be sold to Stanford to provide it with funds to complete acquisitions or additional working capital uses, as approved by Stanford in its sole discretion. The sale of these shares and warrants were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

As required under the Preferred Stock Purchase Agreement, warrants to purchase up to an aggregate of 697,500 shares of our common stock at an exercise price of $0.002 per share were issued in conjunction with the issuance of our Series C Convertible Preferred Stock in the year ended December 31, 2006. Of the warrants issued, 348,750 were issued to five of Stanford’s assignees. Of the warrants issued in the year ended December 31, 2006, 555,000 were exercised and 555,000 shares of common stock were issued. The number of warrants unexercised at December 31, 2006 was 142,500.

On March 29, 2006, our Board of Directors authorized that incentive stock options to purchase an aggregate of 118,750 shares of our common stock be granted to employees under our 2003 Management and Director Equity Incentive Compensation Plan (the “Plan”). The options have an exercise price of $0.33 per share and shall vest to the extent of 25% of the respective aggregate number of options granted for each 12 continuous months of employment subsequent to January 1, 2005, with the unexercised portion of such respective options to expire should the employee leave our employment. Also, 98,000 previously issued options were cancelled. The sales and issuances of these securities were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

Further, on March 29, 2006, our Board of Directors unanimously voted to grant non-qualified stock options to purchase an aggregate of 5,000 shares of common stock to our two outside directors under the Plan. Such options have an exercise price of $0.33 per share and shall vest to the extent of 25% of the respective aggregate number of options granted for each 12 continuous months of board membership subsequent to January 1, 2005, with the unexercised portion of such respective options to expire should the director leave our Board of Directors. The sales and issuances of these securities were deemed to be exempt from registration by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

On May 12, 2006, our Board of Directors authorized the grant of incentive stock options to purchase 39,125 shares of our common stock to employees under the Plan. The options have an exercise price of $1.01 per share and shall vest to the extent of 25% of the respective aggregate granted for each 12 continuous months of employment subsequent to April 1, 2006, with the unexercised portion of such respective options to expire should the employee leave our employment. The sales and issuances of these securities were deemed to be exempt from registration pursuant to Rule 701 of the Securities Act promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We design, develop, market, sell and support both licensed and web-based management information and business intelligence information technology systems and related services. These products are designed to assist home health care companies more effectively manage the clinical, operational and financial aspects of their business and compete effectively in the Prospective Payment System (PPS), P4P and managed care environments. Our focus is to help home health care providers streamline their operations and better serve their patients. In this regard, we offer several comprehensive software solutions.

We currently derive our revenues from:

•	per transaction charges applied to processing patient clinical assessments made by our customers during a month;
•	per clinical episode completed during care delivery;
•	monthly hosting service charges based on the size of data storage utilized;
•	one-time sales of software licenses;
•	software maintenance on licensed software; and
•	consulting fees relating to education of customers on best practice processes that will contribute to their clinical, financial and operational success under PPS and P4P regulations.

As of December 31, 2006, we had approximately 310 customers in 44 states using one or more of our services.

Evaluation of Company Performance and Financial Condition

Since our administrative staffing levels and fixed expenses are relatively stable, the principle factor our management analyzes in evaluating our performance is changes in our principal sources of revenue. Management, therefore, focuses primarily on the volume of transactions per site added and the type of transactions processed to evaluate our performance. To a lesser extent, management evaluates the efficiency of our operation and our staffing levels by reviewing changes in our revenue per employee (which is determined by dividing revenue during a period by the weighted average headcount). To evaluate the effectiveness of our finance department and the strength of our financial position, management reviews our days of sales outstanding for each period.

Management believes that as we grow and expand our hosted on line services, we may increasingly encroach on the market of larger, more established vendors’ software offerings. It is likely that one or more of these more financially capable companies will develop a competing service.

We also bear the cost and risks associated with meeting regulatory compliance. For example, meeting the demands of future changes to these regulations will require modifications to existing software and the development of new software to meet these regulations. We also assist our customers that must comply with Sarbanes-Oxley in demonstrating proper internal control processes. These are both complex issues requiring measured responses. In addition, they both expose us to an additional level of legal scrutiny.

Research and Development

In January 2006, in response to an announcement by CMS that a significant change would occur in Medicare rules relating to establishing P4P by late 2008 and to an initiative announced by the federal government to establish interchangeable medical record data, we initiated a research and development project to define requirements that will ensure our services meet our customers’ needs under these anticipated new mandates and that we maintain our competitive position in the market.

This project included engaging Magellan Business Partners to assist us in selecting an outsourcing development partner to design and develop a new database and application architecture. We selected the firm i-flex Solutions, Inc. as our partner and began documenting requirements in February 2006. i-flex Solutions, which is 60% owned by Oracle Corporation, is rated as one of the top 10 software development outsourcing companies in the world. i-Flex Solutions operates in over 110 countries with over 8,000 employees.

The acquisition of CareKeeper included an ongoing research and development project that CKS initiated in late 2002 that entailed redeveloping the CKS VividCare client server-based software system to a web-based system known as VividNet. This project has cost in excess of $4,100,000 since inception. The project is in the final stages of completion and is currently in use by approximately 304 of our HSS Vivid Net customers.

Slow response times were experienced by early adopters of the software. As a result, we suspended further sales of VividNet until these issues could be resolved. We have identified the issues and are in the process of resolving them. Based upon early testing of performance-related improvements to the VividNet software code, we expect to be able to deliver a product with significant performance improvements in the second quarter of 2007. However, we will continue to monitor the product and make improvements.

The urgent need to resolve these issues with the VividNet product resulted in the re-allocation of internal research and development efforts from other projects. As a result, these issues delayed the schedule for integrating the newly acquired VividNet and Analyzer products with the Advantage, Medication Risk Manager and our other product offerings. We expect these delays to result in the deferral of material sales and revenue from the fully-integrated products until the fourth quarter of 2007.

The acquisition of Vanta Health’s product, Analyzer, included a development project in partnership with Montefiore Home Health, a division of Montefiore Medical Center of New York City. This project represents an initial effort to develop a predictive modeling technique that will enable Montefiore management to better negotiate authorizations for care with HMOs. Phase 1 of the project was delivered for beta testing in the fourth quarter of 2006. In late 2006, we made additional enhancements to Analyzer that will significantly improve the user’s ability to be presented automatically with selected financial information preferences without the need to prepare reports or depend on a technical resource for assistance in mining management information. The enhancement is scheduled to enter beta testing in the second quarter of 2007.

In 2004, we initiated development projects to produce new and enhanced products. The first such product, the HSS Medications Risk Manager, was introduced into beta test with one of our large customers in October 2005, and released during the fourth quarter of 2006. This product did not contribute material revenue during 2006. We introduced our hand-held data collection tool into beta testing at two customer sites in the first quarter of 2007. This product is not expected to add material revenue during 2007, but is expected to increase retention of customers of the HSS Advantage product since many of our customers are looking for a data input device that the clinician can use in the the patient’s home. Development of the underlying software will be produced with existing staff. Other research and development expenses associated with these products are not material and will increase slightly to cover costs related to short term software development contractors or consultants that will be used in the development cycle.

Results of Operations

Overview

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

	For the Year Ended December 31,
	2006	2005
Net sales	100%	100%
Cost of sales	58%	46%
Gross profit	42%	54%
Operating expenses:
Selling and marketing	26%	16%
Research and development	19%	15%
General and administration	31%	29%
Depreciation and amortization	2%	4%
Interest	1%	2%
Total operating expenses	79%	66%
Deemed preferred stock dividend	8%	6%
Net loss	(45)%	(17)%

The following tables set forth certain statistical data for each of the periods indicated.

	For the Year Ended December 31,
	2006	2005
Total customers (weighted average)	319	86
Total customers (end of period)	310	79
Weighted average headcount	78	50
Days sales outstanding	70	53

	For the Year Ended December 31,
	2006	2005
Recurring Revenue
Clinical assessment revenue	$4,599,258	$3,967,151
Hosting revenue	98,605	—
IVR	248,940	—
Software maintenance revenue	774,015	—
Other	23,255	—
Total recurring revenue	$5,744,072	$3,967,151

Non - Recurring Revenue
Licensed software sales	$186,706	$—
Training and implementation	581,246	195,283
Other	64,966	50,385
Total non-recurring revenue	$832,918	$245,668

Total revenue	$6,576,991	$4,212,819

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net sales increased $2,364,172 or 56% for the year ended December 31, 2006 to $6,576,991, compared to $4,212,819 during the same period in 2005. This increase resulted primarily from:

•	$429,680 of revenue from VHT, which we acquired in April 2006;

•	$1,018,025 of revenue from CKS, which we acquired in May 2006; and

•	$916,379 in revenue from patients clinical assessments, resulting primarily from price increases and increases in assessment transaction volume from existing and new customers.

Overall revenue increased despite a steady decline in revenue from Amedisys, who accounted for approximately 35% of our revenue for the year ended December 31, 2006 and 45% of our revenues for the year ended December 31, 2005. We anticipate that the revenue generated from this customer will decrease by approximately 80% by the end of the third quarter of 2007; however, the portion of the business that we will be losing from this customer has traditionally produced very low margins. We are working to replace this revenue with revenue from other and new customers and revenue that is more profitable.

Cost of sales for the year ended December 31, 2006 and 2005 were $3,838,965 and $1,941,735, respectively. These amounts include the employee costs incurred from our customer service department, our data verification department, our implementation department and our training and education department as part of our cost of sales. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, rent, assessment forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The increase in the cost of sales can be attributed, in large part, to the following increases:

•
Salaries and related expenses increased $753,995, of which $316,440 resulted from the business operations of VHT and CKS and the remaining $437,555 was from increased staffing needed to service new customers from the existing product lines.

•
Professional services increased $187,265, of which $45,166 was due to contract employees handling training and implementation at CKS and VHT and the remaining $142,099 was due to contract employees who were required to handle the verification, training and implementation of several large new customers for HQS.

•
Depreciation increased $603,093, whereby $902,429, due to the amortization of internally developed software for CKS and VHT, was offset in part by a decrease of $299,336 in amortization of internally developed software for HQS.

•	Communications increased $212,207, of which $205,331 was due to the addition of Internet and hosting services used by CKS and VHT products.

•
Occupancy increased $76,515. A portion of the occupancy expenses were applied to cost of sales during the year ended December 31, 2006, whereas this amount was applied fully to general and administrative expenses during the first three quarters of 2005, and applied to the various expense classifications in the fourth quarter of 2005.

In 2005, cost of sales represented approximately 46% of revenues, as compared to approximately 58% of revenues in 2006. This significant increase is a result of the fact that we have not yet fully integrated the operations of VHT and CKS into our own operations and are not realizing the economic benefits of these acquisitions. Once we fully integrate the products and improve product performance and functionality, we expect that cost of sales as a percent of revenue will decline.

Total operating expenses were $5,193,850 for the year ended December 31, 2006, compared to $2,760,679 for the year ended December 31, 2005, resulting in an increase in operating expenses of $2,433,171 or approximately 88%. For the year ended December 31, 2005, total operating expenses represented 66% of net sales. For the year ended December 31, 2006, total operating expenses represented approximately 79% of net sales. Operating expenses were comprised of selling and marketing expenses, research and development and general and administration expenses. As described in more detail below, the significant increase in operating expenses as a percentage of sale was due, in large part, from the issues we experienced completing the improvements to the VividNet product and the difficulties in integrating the VividNet and Analyzer products with the Advantage, Medication Risk Manager and other components of our products. We expect to realize the results of these efforts in the middle of 2007 as we begin to actively market these improved products; however, we do not expect that these efforts will result in revenue until late 2007.

For the year ended December 31, 2006, selling and marketing expenses increased by $1,079,850 or 164%. This increase in selling and marketing expense is attributable primarily to the increases in:

•
professional services expenses by $410,973, primarily as a result of $296,000 in professional services related to the management of our marketing and sales department, $75,244 for the development of collateral materials and corporate web site, $30,600 for recruitment fees for sales staff, and $4,204 attributable to the VHT and CKS product lines;

•
salaries and benefits expenses by $292,313, due to an increase of $316,951 from VHT and CKS, offset by a decrease in salary expense of $24,637 within the HQS product lines as salary expense was shifted to professional services for the management of our sales department;

•
travel expenses by $108,867 for employees and contracted employees, due to the management of our marketing and sales departments, of which $23,248 was attributable to the CKS and VHT product lines, and $85,618 was for the existing product lines; and

•
marketing and promotional expenses by $196,371, due to increased attendance at regional trade shows and the development of collateral materials and corporate web sites, $103,790 of which was attributable to the VHT and CKS product lines and $92,581 of which was for the HQS product lines.

For the year ended December 31, 2005, selling and marketing expenses represented approximately 16% of net sales. For the year ended December 31, 2006, selling and marketing expenses represented 26% of net sales. These expenses for 2005 were extremely low as we believe we were understaffed in our sales and marketing department. In 2006, we increased the size of our sales and marketing team to a more reasonable level and in anticipation of being able to market our new products. Based on anticipated new product release dates which are expected in the third quarter of 2007, we anticipate adding an additional sales person by that time to cover the western United States, and we are reassigning one salesperson to work on customer retention and add on sales to existing customers in an effort to increase our customer retention. As we begin to release new products in 2007, we hope to increase revenue and reduce our selling and marketing expenses as a percentage of net sales; however, we do not anticipate that our sales and marketing expenses as a percentage of net sales will be as low as the level we experienced in 2005.

Research and development expenses were $1,230,207 for the year ended December 31, 2006, as compared to $629,473 for the year ended December 31, 2005. Research and development expenses, as a percentage of net sales, increased from approximately 15% for the year ended December 31, 2005 to approximately 19% for the year ended December 31, 2006. The increase in research and development expenses was due to the increase in:

•
Salaries and benefits expenses by $332,977, which primarily results from the hiring of the CKS and VHT development employees to address changes in our product offerings and integration of our different product offerings;

•
professional services expenses by $165,091, which consisted of an increase of $73,529 following the acquisitions of VHT and CKS and an increase of $91,562 for the HQS product line for outside contractors to manage the integration and development of our products;

•
occupancy expenses by $38,146 due to expenses being allocated to departments during the year ended December 31, 2006, whereas this amount was applied fully to general and administrative expenses during the first three quarters of 2005, and applied to the various expense classifications in the fourth quarter of 2005;

•
travel expenses by $42,152, which consisted primarily of an increase of $3,838 from the acquisitions of Vanta and Carekeeper and an increase of $38,335 associated with the consultants hired to manage the HQS product line; and

•
other expenses by $14,152, which consisted of an increase of $1,755 following the acquisitions of VHT and CKS and an increase of $12,718 from the HQS product line resulting primarily from an increase in software license and support fees.

We anticipate that research and development expenses will remain at the current level over the next 12 months as we continue to improve and integrate our products and prepare for the P4P regulations. We do not anticipate the need to increase the size of our development staff to accomplish this work. Since our industry is characterized by rapidly evolving technology, research and development will always be a significant expense.

General and administration expenses were $2,037,868 for the year ended December 31, 2006 and $1,221,470 for the year ended December 31, 2005, representing 29% of net sales for the year ended December 31, 2005 and 31% of net sales for the year ended December 31, 2006. The increase in general administration expenses is due to an increase in:

•	salaries and benefits expenses by $405,484, primarily due to the hiring of the CKS and VHT CEOs and the hiring of two full time employees, namely, a finance analyst and a human resources generalist;

•	travel expenses by $50,131, due primarily from customer visits to our new customers, most of which were obtained as a result of the Carekeeper and Vanta acquisitions; and

•
other expenses by $308,239, primarily due to an increase in bad debt expenses, resulting primarily from two large accounts totaling $199,530. Management is focused on the increase in bad debts and anticipates that the bad debt expenses will decrease in the first quarter of 2007, due to increased collections activity and the utilization of an outside collection agency to collect one of the large outstanding accounts.

Depreciation expense was $139,484 for the year ended December 31, 2006 and $167,713 for the year ended December 31, 2005, resulting in a decrease of $28,229 or 17%. The principal reason for the decrease in depreciation expense is due to a decrease of $44,743 to the fixed assets that were acquired at the inception of the business in October of 2002, which are now fully depreciated, which is offset, in part, by an increase of $16,514 resulting from the depreciation expenses associated with CKS and VHT assets.

Interest expense was $46,403 for the year ended December 31, 2006 and $81,986 for the year ended December 31, 2005, representing a decrease of $35,583 or 43%. The principal reason is a $79,974 decrease in HQS and HSS due to the payoff of the loan and security agreement in November 2005, which was offset, in part, by an increase of $44,391 interest expense associated with CKS and VHT.

Liquidity and Capital Resources

At December 31, 2006, we had incurred an accumulated deficit of $15,966,398 compared to $13,012,275 at December 31, 2005. At December 31, 2006, we had a working capital deficit of $902,092, compared to working capital of $619,775 at December 31, 2005. We had incurred net operating losses for the year ended December 31, 2006 and the year ended December 31, 2005 of $2,455,824 and $489,595, respectively.

During the year ended December 31, 2006, we drew down an additional $4,650,000 from the facility provided by Stanford for a total draw of $6,100,000. Among other things, the proceeds were used to finance the acquisitions of Vanta and Carekeeper. As of December 31, 2006, there is $3,150,000 that has not been advanced to us. We have $500,000 of additional availability under the Preferred Stock Purchase Agreement, which can be drawn down on two weeks’ notice. An additional $2,650,000 is available to complete acquisitions or for additional working capital purposes in the sole discretion of Stanford. We believe that the $500,000 available to us with two weeks notice and the additional $1,500,000 from the Preferred Stock Purchase Agreement for working capital, together with funds collected from operations, will be sufficient to meet our working capital needs over the next year.

We anticipate that working capital requirements will decrease from the current level over the next year as we begin to:

•	Consolidate business processes such as customer support, sales and marketing and implementation services;

•	eliminate duplicate processes or systems;

•	evaluate current products for duplication of services between companies; and

•	complete the improvements to our infrastructure.

We currently anticipate proceeds made available from Stanford will be sufficient to meet presently anticipated working capital and capital expenditure requirements through December 31, 2007.

As of December 31, 2006, we had cash totaling $558,764. Significant cash flow activities for the year ended December 31, 2006 are as follows:

 Cash used in operating activities amounted to $1,918,638 for the year ended December 31, 2006, as compared to $74,671 for such activities in 2005. This increase is primarily attributable to:

•	a net loss of $2,455,824;

•	a net increase in accounts receivable of $37,577;

•	a decrease in accounts payable of $85,983;

•	a decrease in the reserve for customer refunds of $573,361;

•	a decrease in deferred revenues of $41,221; and

•	a decrease in customer deposits of $21,914.

However, these uses were partially offset by an increase in accrued expenses of $39,258. In addition, there were certain non-cash items such as depreciation and amortization of $1,242,088, and an increase in stock based compensation of $35,825.

Cash used in investing activities was $2,247,824 for the year ended December 31, 2006, as compared to $273,505 for the year ended December 31, 2005. Cash used in investing activities in 2006 is attributable to acquisitions of Vanta for $1,052,034 and Carekeeper for $91,753, and increases in property and equipment of $127,203 and capitalized software development costs of $1,003,254. These were minimally offset by the receipt of $26,420 in cash as a result of the acquisition of Carekeeper.

Cash provided from financing activities was $4,386,296 for the year ended December 31, 2006, whereas such activities provided $386,885 during the same period of 2005. The increase in cash provided by financing activities in 2006 is primarily attributed to $4,650,000 in proceeds from the Preferred Stock Purchase Agreement, proceeds from the exercise of warrants of $1,110 and is offset by the repayment of $17,311 of capital lease obligations and the repayment of $247,503 of loans payable.

Accounts receivable at December 31, 2006 was $914,032, net of allowance for doubtful accounts of $302,607, as compared to $686,164 at December 31, 2005, net of allowance for doubtful accounts of $17,058, an increase of approximately 33%. The increase in accounts receivable is due to an increase in the aging of our receivables (70 days for the year ended December 31, 2006 compared with 42 days for the year ended December 31, 2005), the acquisition of $352,100 of accounts receivable from VHT and CKS and an increase of $561,933 in HQS customers. At December 31, 2006, Amedisys, LLC and Intrepid USA Health Services accounted for 18.3% and 14.6% of the net accounts receivable, respectively. The loss of Amedisys will materially decrease our revenues, unless that business is replaced from new or existing customers.

Software development cost, net of accumulated amortization, was $3,880,577 at December 31, 2006 compared to $218,310 at December 31, 2005. The accumulated amortization at December 31, 2006 and December 31, 2005 was $2,693,434 and $1,590,830, respectively. The increase in software development is primarily attributable to the VHT and CKS acquisitions and the issues encountered with the software integration and the earn out payment payable to the sellers of CKS, in accordance with the Stock Purchase Agreement as of December 31, 2006.

Other assets at December 31, 2006 were $496,946 compared to $333,924 at December 31, 2005. These amounts consisted of property and equipment, net of depreciation, of $275,145 and $228,956, prepaid expenses and current assets of $127,141 and $81,484, security deposits and other assets of $94,661 and $23,484 at December 31, 2006 and December 31, 2005, respectively.

Accounts payable and accrued expenses at December 31, 2006 and December 31, 2005 were $889,640 and $249,859, respectively. The $639,781 increase in accounts payable is due primarily to the increased accounts payable associated with the businesses of CKS and VHT payables and accrued expenses of $301,023, an increase in accounts payable of $89,317 due to professional fees for legal, accounting and acquisition services, $114,454 for off shore development of our products, $27,867 for development of our marketing collateral and web site, and $37,856 for management of our sales and development departments.

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-KSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	the willingness or ability of our principal shareholder and leader to continue financing our operations or access to sufficient working capital to meet our operating and financial needs;

•	integration of our recent acquisitions;

•	market acceptance of new product introductions;

•	plans related to our capital expenditures;

•	expectations of future financial performance; and

•	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the SEC. You can find many of these statements by looking for words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this document or in documents incorporated by reference in this document.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” set forth immediately below in this report.

These risk factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimate or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Risk Factors

You should carefully consider the risks described below before making an investment decision in us.

We have a history of losses and if these losses continue it will materially negatively impact the value of our company.

We have incurred significant net losses since our inception. For the year ended December 31, 2006, we incurred net losses of $2,455,824. At December 31, 2006, we had an accumulated deficit of $15,966,398. Our continued operating losses have contributed to the deterioration of our cash position and the decline of our working capital. We expect that cash on hand, together with funds available to us under our agreement with Stanford will permit us to fund our operations for the next year. If we experience unanticipated increases in negative cash flow from operations or Stanford does not make funds available to us, over which Stanford has discretion, we will require additional external funding. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations.

We may fail to realize the anticipated synergies, cost savings and other benefits expected from the VantaHealth Technologies, LLC and Carekeeper Software, Inc. acquisitions and this could cause the value of our company and our common stock to decline.

We acquired Carekeeper and Vanta, two companies that have previously operated independently, into a Vanta with the expectation that these acquisitions would create opportunities to leverage the combined product offerings and other benefits from operating the combination of businesses with our historical operations; however, in order to realize this, we must successfully integrate their operations and technology into HSS. To date, the integration of financial operations, human resources and administrative functions has been completed; however, the integration of customer service, technology and implementation services (e.g. product management, training and education) has been difficult, expensive and time-consuming. We have not yet maximized the financial benefits from these acquisitions, and there can be no assurance that we ever will. Our results of operation and the value of our common stock may decline if we are unable to achieve the benefits expected from integration of these businesses.

We expect that changes to the pricing models for the products of the acquired companies will negatively affect the operating results of our new CKS and VHT subdivisions.

We are changing the pricing models for our HSS Analyzer and HSS VividNet products from an up-front charge for the software license to a transaction pricing model. Management believes that this change may, for a period of time, result in a decline in revenues from these divisions compared to the results that would have been attained under the historic license pricing model (which contemplates an annual fee, based on the software license price). However, based on our experience with the HSS Advantage transaction pricing model, we anticipate that our revenues will increase, over time, as our customers pay monthly for the transactions they process (compared to the historic license model).

We expect to lose a significant amount of business from a current customer that accounts for approximately 35% of our total revenue, the result of which may be increased loss from operations.

We have one customer, Amedisys, Inc., that accounted for approximately 35% of our revenue for the year ended December 31, 2006 and 45% of our revenues for the year ended December 31, 2005. Amedisys has developed a proprietary clinical software system to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. This product has similar functionality to our Advantage product that Amedisys is currently utilizing. Amedisys has notified us that they will be distributing hand held computers to their full time nursing staff which will eliminate the need for verification services on the assessments processed on the hand held computer, a service for which Amedisys currently utilizes us. We anticipate that revenue generated by Amedisys will decrease by approximately 80% by the end of the third quarter of 2007. The loss of revenue from this customer will materially decrease our revenues and may result in additional operating losses.

Our products have a long sales cycle and we may not be able to increase revenues as quickly as we must increase staffing to support additional activity. If we increase our staffing in anticipation of additional revenues that are delayed, we may incur losses which could result in you losing your investment in our company.

Although most home health care agencies use some form of management information system to enhance their financial and clinical performance, selling our web-based solutions requires us to educate potential customers on our solutions’ uses and benefits, and to educate them with respect to their surrender of on-site control of their computer servers. As a result, selling our services requires a long sales cycle, which can take up to eight months. Consequently, we face difficulty predicting the quarter in which revenues from expected customers may be realized. The sale of our services is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant information technology commitments. If we increase our staffing in anticipation of additional revenues and those revenues are delayed, we may require additional working capital, which may or may not be available, and we may suffer losses.

A loss or material deterioration of our service availability could result in significant damage to our customers and may result in customers initiating legal proceedings against us.

HQS has installed its customer-facing computing and communications control equipment at a Qwest CyberCenter in Tampa, Florida. CKS has a similar installation at a Qwest facility in Sterling, Virginia. Notwithstanding the history of high availability associated with the Qwest CyberCenters, it is possible that a catastrophic event could damage either of these sites rendering our services unavailable for an extended period. Should this occur we could be subject to lawsuits by our customers, which would be expensive and time-consuming to defend.

If we fail to properly manage our growth, we may lose customers and our revenues would decrease.

We expanded our computer operations infrastructure in anticipation of our current and potential customer growth potential. Additionally, we must continue to develop and expand our services and operations infrastructure as the number of individual users accessing our services increases. Our anticipated expansion demands an unusual amount of focus on the transaction processing needs of our current and future customers for quality, on-line response time and reliability, as well as timely delivery of information and support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources. Any material failure on our part to develop and maintain our service levels could significantly adversely affect our reputation and brand name which could reduce demand for our services and adversely affect our business financial condition and operating results.

Healthcare providers are highly regulated. If we fail to properly implement regulatory requirements in an effective and timely manner, we will lose customers, our reputation will be damaged and our revenues will decrease.

Ensuring our services are compliant with changes in Medicare’s “Conditions of participation,” the provisions of HIPPA, and other regulatory requirements, are challenging and expensive. If we do not maintain an appropriate level of regulatory compliance, or we incorrectly implement a required regulatory change, we may experience negative publicity, the loss of customers, the slowing down of sales cycles, any and all of which would decrease our revenues.

Technology changes rapidly. If we are unable to respond in an effective and timely manner to technological change, our products may become obsolete, we will lose customers, and our revenues would decrease, any or all of which would greatly reduce the value of our company.

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

The market for healthcare information systems is intensely competitive, rapidly changing and undergoing consolidation. Our competitors in the field include: McKesson Corporation, Siemens AG, Eclipsys Corporation and Keane, Inc., among others. These competitors have substantially greater resources and more experience than us. We anticipate increased competition in the future as new companies enter the market in response to recent HIPAA regulations. If we are unable to compete we will lose significant customers or be unable to attract customers and our revenues could decrease.

If our customers lose confidence in the security of data on the Internet, they will be less inclined to purchase our products and our revenues could decrease.

Maintaining the security of computers, computer networks and patient data is an issue of critical importance for our customers. Our customers may be exposed to claims by federal healthcare regulators if they use our Internet based services and we do not protect sensitive patient data from penetration by Internet hackers. A compromise in the privacy of patient data could result in customers pursuing claims against us which would be expensive and time-consuming to defend.

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

All of the members of key management and personnel may resign at any time. The loss of the services of one or more of these key employees could slow product development processes or sales and marketing efforts or otherwise harm our business. The market for these highly skilled employees is characterized by intense competition, which is heightened by their high level of mobility. These factors make it particularly difficult to attract and retain the qualified technical personnel required. We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. If we fail to recruit and retain a significant number of qualified technical personnel, we may not be able to develop, introduce or enhance products on a timely basis. Even if we are able to expand our staff of qualified technical personnel, they may require greater than expected compensation packages that would increase operating expenses. If we are unable to retain or hire qualified employees, our business will fail and you may lose your entire investment.

We depend upon software and a patent that we license from, and products provided by, third parties and the loss of these licenses or an increase in cost of these licenses would require us to suspend our operations until we obtain replacements and redesign our products.

We rely upon certain software and a patent licensed from third parties. The loss of or inability to retain the use of any such intellectual property could result in shipment delays or reductions until equivalent intellectual property could be developed, identified, licensed and integrated.

Our shares of common stock are thinly traded and you may find it difficult to dispose of your shares of our stock, which could cause you to lose all or a portion of your investment in our company.

Our shares of common stock are currently quoted on the OTC Bulletin Board. Trading in shares of our common stock has been limited and we expect to have only a limited trading market for our common stock in the foreseeable future. As a result, you may find it difficult to dispose of shares of our common stock and you may suffer a loss of all or a substantial portion of your investment in our common stock.

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

Our principal shareholder, Stanford, controls approximately 80% of our common stock. This shareholder is able to control the outcome of shareholder votes, including votes concerning amendments to our charter and by-laws and the approval of significant corporate transactions like a merger or sale of our assets. Although none of our directors or officers are affiliated with Stanford or have any relationships with Stanford, Stanford is able to control the election of the board of directors through its ownership of a majority of our common stock. In addition, Stanford has provided us with significant financing. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.

We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock.

Our articles of incorporation permit our Board of Directors to issue up to 15,000,000 shares of Preferred Stock without shareholder approval. Currently, 3,050,000 shares of the Preferred Stock (consisting of Series A, B and C) are issued and outstanding. Shares of Preferred Stock, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and applicable Nevada law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our common stock.

Significant Accounting Policies

Revenue Recognition

We follow the provisions of Staff Accounting Bulletin No. 104. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled.

Our corporate strategy is to provide our services on a recurring transaction pricing basis. We believe this is a value-based model that more directly relates to our customers’ recognition of revenue. The transaction pricing model differs from the typical licensed software model in that the implementation of transaction-priced services does not result in large up front software license fee revenues but results in a gradual recognition of revenue earned on a transaction by transaction basis over time. This is a similar model to that used by the mobile phone industry. The benefit occurs in the future years where leverage is obtained as a customer grows and continues to pay transaction fees year over year, whereas under the licensed sale model the only revenue realized in the future years is quarterly support and maintenance fees.

Our revenue is classified into two categories: recurring and non-recurring. For the year ended December 31, 2006, approximately 87% of our total revenue was recurring and 13% was non-recurring.

We generate recurring revenue from several sources, including the processing of clinical assessments which, as mandated by Medicare, require home health care agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge, the processing of data related to Medicare clinical episodes completed during care delivery, the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. Recurring services revenue is typically billed and recognized monthly over the contract term, typically two to three years. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. We record cash payments received in advance or at the beginning of a contract as deferred revenue.

We generate non-recurring revenue from transactions in which we license our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue is recognized as the customization services are performed. For multiple element arrangements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2. Also, the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received. We also establish an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, we review past due receivables and give consideration to prior collection history and changes in the customer’s overall business condition. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may require us to reassess the collectibility of amounts at which time we may need to provide additional allowances in excess of those currently provided.

Stock Based Compensation

Effective January 1, 2006, we began recording compensation expenses associated with stock-based awards and other forms of equity compensation in accordance with FASB Statement No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. We adopted the modified prospective transition method provided under SFAS 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation costs associated with stock-based awards recognized in the fourth quarter of 2006 include (a) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

Software Development Costs

We capitalize certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins, if it is probable that the project will be completed and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with developing or obtaining internal use software. Capitalized personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratably amortized using the straight-line method over the estimated useful lives of the related applications of three years. We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount that the unamortized software development costs exceed net realizable value.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement permits fair  value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to materially affect our financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. We do not expect to be impacted by the adoption of SFAS 156, which will be effective for fiscal years beginning after September 15, 2006.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to materially affect our financial position or results of operations.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. The exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that the market would use in pricing the asset or liability. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure the fair value and the effect of the measurements on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to materially affect our financial position or results of operations.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAs 158”). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through changes in comprehensive income of a business entity or the unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. As we do not currently have a defined benefit post-retirement plan, we do not expect to be impacted by the adoption of SFAS 158.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements and the related notes are set forth commencing on page F-1 attached hereto.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2006, we have a material weakness associated with the inadequacy of our accounting software to handle consolidation of multiple entities requiring us to extract data into spreadsheets for manual intervention. Management is currently evaluating other accounting software that would eliminate this weakness and anticipates making a decision on the acquisition of this accounting software in the fourth quarter of 2007. In the interim, we are addressing this weakness with increased review of these schedules by another employee to verify that the information is complete and accurate and ties back to the source documents.

Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission for newly public companies. There has been no change in our internal control over financial reporting identified in connection with the quarterly evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

Our executive officers and directors and their ages as of the date of this report are as follows:

Name	Age	Position

B. M. Milvain	70	Chief Executive Officer, President and Director
Steven Katz	59	Director
Batsheva Schreiber	60	Director
Wayne LeRoux	64	Director
Randall J. Frapart	48	Director
Susan Baxter Gibson	49	Vice President and Chief Financial Officer

B. M. Milvain is our Chief Executive Officer and President and has been since October 2002. He has been a director of our company since April 2003. Mr. Milvain has been a senior officer of HQS, PAL and its predecessor company, Provider Solutions Corp., since 1993. From August 1988 until November 1992, Mr. Milvain was Chief Operating Officer of LPA, Inc., a subsidiary of NYNEX Corporation, and a supplier of on-line transaction processing software for electronic payment services. From March 1988 until September 1997, Mr. Milvain was also a consultant to the Chairman of the Board of BancTec, Inc. (a global provider of solutions for automation capture, processing and archiving of paper and electronic forms). From 1985 to 1988, he was Vice President of Marketing at Systeme Corporation (an innovator and developer of wide area network and PC technology for branch automation products for retail banking applications). From 1982 to 1984, Mr. Milvain was President of George K. Baum Leasing, Inc. From 1972 to 1982, he was co-founder of Unimark, Inc., a computer leasing and used computer dealer. Prior positions were with Marsh & McLennan Companies (1969 to 1972), Waddell & Reed (1966 to 1969) and IBM (1960 to 1966). Mr. Milvain graduated with a Bachelors of Business Administration degree from the University of Oklahoma in 1960.

Steven Katz has been a director of the company since April 2003. Since 1982, he has been President of Steven Katz & Associates, Inc. (a health care and technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing). From January 2000 to October 2001, Mr. Katz was also President and Chief Operating Officer of Senesco Technologies, Inc. (an American Stock Exchange company engaged in the identification and development of proprietary gene technology with application to human, animal and plant systems). From 1983 to 1984, he was a co-founder and Executive Vice President of S.K.Y. Polymers, Inc. (a bio-materials company). Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1981, he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. He is presently a member of the Board of Directors of Natural Nano, Inc., Gammacan International, Inc., USA Technologies, Inc. and several private companies.

Batsheva Schreiber has been a director of the company since April 2003. Since 1998, she has been the President and CEO of CareManagers Inc. (a health care advocacy and consulting company focusing on supporting individuals and their families in all aspects of services during changes in health status). From 1996 to 1997, Ms. Schreiber was Director of Operations at Master Care, a case management company that focused on efficiency and quality care in the workers compensation and group health areas. From 1994 to 1996, Ms. Schreiber was a co-founder and principal of Revival Home Health Care, a certified home care company serving the Metropolitan New York City area. Other home care experience includes senior positions at Olsten KQC (1992 to 1994) and Nursefinders (1988 to 1992). From 1970 to 1988, Ms. Schreiber established and developed various medical programs and services at Ohel Children’s Home & Family Services in New York City. Prior experience includes medical/surgical nursing and in-patient psychiatry (1966 to 1970) at Maimonides Medical Center in New York. Ms. Schreiber is a Registered Nurse in New York and New Jersey and has her BSN from the University of the State of New York. She is active in various community programs and is a member of the Board of Directors of United Way.

Wayne LeRoux has been a director of the company since June 2006. He was most recently Executive Vice President for Chase Paymentech Solutions, LLC (an electronic payments front-end processing system that processed over 13 billion transactions in 2005), from March 1998 through April 2006. Mr. LeRoux’s primary responsibility was as General Manager for Chase Paymentech’s proprietary front-end network. Prior to that, beginning in October 1992, Mr. LeRoux was retired. From October 1987 through October 1992, Mr. LeRoux was President and Chairman of TransNet (another payment processing company that was ultimately acquired by Paymentech). From 1978 until 1992, Mr. LeRoux was President of LeRoux, Pitts and Associates (a software company specializing in electronic payments that was purchased by NYNEX in 1990). Prior to his positions with TransNet and LeRoux, Pitts and Associates, Mr. LeRoux held a variety of positions with IBM Canada. Mr. LeRoux holds a diploma of technology from British Columbia Institute of Technology in Vancouver, British Columbia.

Randall J. Frapart has been a director of the company since June 2006. He is currently Executive Vice President and Chief Financial Officer of ForeFront Holdings, Inc. (a company that manufactures, designs, assembles and distributes golf bags and golf accessories for sale to on-course golf pro shops and off-course golf specialty shops, sporting goods stores, corporate premium customers, golf event sponsoring organizations, and mass merchandisers, mainly in the United States and Canada). From September 2002 until December 2005, Mr. Frapart served as Senior Vice President and Chief Financial Officer of HyperFeed Technologies, Inc. (a publicly traded provider of software which provides ticker plant and smart order routing technologies and managed services to exchanges, hedge funds and other financial institutions). Mr. Frapart served as Chief Financial Officer and later as Chief Executive Officer of Cyvent Technologies (a software and consulting company serving large health insurers) from April 1995 to July 2001. Mr. Frapart began his career at KPMG, where he held various positions in the Information, Communication and Entertainment Assurance practice for over 12 years. Mr. Frapart received a B.S.B.A. in Accounting from Washington University in 1980 and an MBA in Business Management from the University of Texas in 1982.

Susan Baxter Gibson is our Vice President and Chief Financial Officer. She served as a Branch Manager of Advanced Home Care (a home health, infusion and durable medical provider) from January 2001 through September 2003. From February 1999 to January 2001, she was a financial consultant with Dixon Odom P.L.C. From February 1998 to January 1999, Ms. Gibson was Chief Financial Officer of Baptist Hospital Home Care, a subsidiary of the Wake Forest University Medical Center. While she was there, she also served as Interim Agency Director. From June 1992 to February 1998, Mrs. Gibson was the Chief Financial Officer/Vice President Finance at the Visiting Nurse Association of the Treasure Coast. Susan's experience includes budgeting, creating internal policies and procedures, home health care financial and operational management and strategic planning. Prior to serving at the Visiting Nurse Association of the Treasure Coast, she was with Greenwich International and Edwards & Curtis, certified public accountants. Mrs. Gibson holds a Bachelor of Business Administration in Accounting (1992) and a Masters of Business Administration degree from the University of Central Florida (1997). She is a certified public accountant (North Carolina).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act, each of B.M. Milvain, Steven Katz, Batsheva Schreiber, Susan Baxter-Gibson , Wayne LeRoux, Randall J. Freeport (“Officers and Directors”) and Stanford International Bank Ltd. failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2006.  Both Mr. LeRoux and Mr. Freeport failed to timely file their initial statement of beneficial ownership. Each of Mr. Milvain, Mr. Katz and Ms. Baxter-Gibson failed to timely file one statement of change in beneficial ownership on Form 4 and Ms. Schreiber failed to timely file two statements of change of beneficial ownership on Form 4. Stanford failed to timely file seven statements of change in beneficial ownership on Form 4. The officers and Directors and Stanford failed to timely file their annual statement of changes in beneficial ownership on Form 5. Each reporting person has since filed the appropriate forms and is now current.

Code of Ethics

During the year ended December 31, 2003, we adopted a Code of Ethics. The code applies to our officers and directors. The code provides written standards that are designed to deter wrongdoing and promote:

•	honest and ethical conduct;

•	full, fair, accurate, timely and understandable disclosure;

•	compliance with applicable laws and regulations;

•	prompt reporting of internal violations of the code; and

•	accountability for the adherence to the code.

The code is filed as Exhibit 14.0 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is publicly available on the Company’s website at www.HSSonline.net. We will provide any person, without charge, upon request, a copy of the Code. Please address such requests to us in writing.

Board Meetings

There were four Board meetings in 2006. These meetings were attended by all of the serving board members.

Committees of the Board of Directors

Audit Committee

Our Audit Committee currently consists of Steven Katz, Wayne LeRoux and Randall Frapart which reviews:

•	the professional services provided by our independent auditors;

•	the independence of our auditors from our management;

•	our annual financial statements and our system of internal accounting controls; and

•	such other matters with respect to our accounting, auditing and financial reporting practices and procedures as it determines to be appropriate or may be brought to its attention.

Mr. Katz is considered by us to be a “financial expert” and is the Chairman of this Committee (see Mr. Katz’ biography in the Directors and Officers section, above. Mr. Katz, Mr. LeRoux and Mr. Frapart are deemed to be “independent,” as defined in the listing standards of The Nasdaq Stock Market. The Audit Committee met on four occasions during the year ended December 31, 2006.

Nominating Committee

We do not have a formal nominating committee. Our full Board of Directors serves in this capacity and a majority of our Directors are “independent” as defined in the listing standards of The Nasdaq Stock Market. The Board nominates persons to serve as management’s slate of directors in connection with their election.

In May 2004, the Board adopted a general policy setting forth qualifications of directors, procedures for identification and evaluation of candidates for nomination, and procedures for recommendation of candidates by shareholders. A candidate for director should meet the following criteria:

•	above all, be of proven integrity with a record of substantial achievement;

•	have demonstrated ability and sound judgment that usually will be based on broad experience;

•	be able and willing to devote the required amount of time to our affairs, including attendance at Board and committee meetings and the annual shareholders’ meeting;

•	possess a judicious and somewhat critical temperament that will enable objective appraisal of management’s plans and programs; and

•	be committed to our company, building sound, long-term growth.

Other than the foregoing, the Board does not believe there is any single set of qualities or skills that an individual must possess to be an effective director or that it is appropriate to establish any specific, minimum qualifications for a candidate for election as a director. Rather, the Committee will consider each candidate in light of the strengths of the other members of the Board and the needs of the Board and our company at the time of the election. The Board will also consider candidates for directors nominated by shareholders.

Compensation Committee

Our compensation committee currently consists of Batsheva Schreiber, Steven Katz and Wayne LeRoux. Ms. Schreiber, Mr. Katz and Mr. LeRoux are deemed to be be “independent” as defined in the listing standards of The Nasdaq Stock Market.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation

The following table presents a summary of the compensation paid to our Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2006 Except as listed below, there are no bonuses, other compensation, restricted stock awards or stock options/SARS or any other compensation paid to the named executive officers.

Summary Compensation Table

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards* $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

B.M. Milvain	2006	$179,168	—	—	$1,828	—	—	—	$180,996
President and Chief Executive Officer	2005	$150,000	—	—	—	—	—	—	$150,000

Susan Baxter Gibson	2006	$121,166	—	—	$731	—	—	—	$121,897
Chief Financial Officer	2005	$104,670	—	—	—	—	—	—	$104,670

*
Represents the total “fair market value” of options granted during the year ended December 31, 2006, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 11, Stock Based Compensation and Warrants, to our consolidated financial statements for the year ended December 31, 2006, as contained herein.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2006.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Name	Exercisable	Unexercisable	Options (#)	($/Sh)	Date	(#)	($)*	(#)	($)
	56,250	18,750	18,750	$2.00	06-01-09	0	0	0	0
B. M. Milvain	18,750	18,750	18,750	$.33	03-29-11	0	0	0	0
	—	—	—	—	—	75,000	75,750	0	0

Susan Baxter	22,500	7,500	7,500	$2.00	06-01-09	0	0	0	0
Gibson	7,500	7,500	7,500	$.33	03-29-11	0	0	0	0

*	Based on closing “bid” price of our common stock on December 31, 2006 of $1.01.

Director Compensation

Prior to June 30, 2006, all of our directors, other than those who are also officers, received an annual fee of $5,000. Effective June 30, 2006, the annual fee increased to $10,000. We do not pay fees to directors for their attendance at meetings. The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered to us during the year ended December 31, 2006:

Director Compensation Table

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards* $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total** $

Steven Katz	$7,500	—	$122	—	—	—	$7,622

Batsheva Schreiber	$7,500	—	$122	—	—	—	$7,622

Wayne LeRoux	$5,000	—	—	—	—	—	$5,000

Randall J. Frapart	$5,000	—	—	—	—	—	$5,000

*
Represents “fair market value” of options granted during the year ended December 31, 2006, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 11, Stock Based Compensation and Warrants, to our consolidated financial statements for the year ended December 31, 2006, as contained herein.

**	Only received payment for the third and fourth quarter of 2006.

In addition to the fees listed above, we reimbursed the directors for their travel expenses incurred in attending meetings of the Board or its committees. The directors do not receive any other compensation or personal benefits.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

As of December 31, 2006, there were 6,270,907 shares of our common stock and 3,050,000 shares of Series C Convertible Preferred Stock, issued and outstanding. The following table sets forth information as of the close of business on December 31, 2006, including (1) the name and number of voting stock of each person known by us to be the beneficial owner of more than 5% of the class of stock; and (2) the number of shares of these securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days of the date of the filing of this report. Unless otherwise indicated, the address for each person is 405 N. Reo Street, Suite 300, Tampa, Florida 33609.

Common Stock

Names and Addresses[1]	Shares Beneficially Owned	Percent of Share Outstanding

Directors and Named Executive Officers
B. M. Milvain[2]	181,941	1.9%
Steven Katz[3]	2,500	*
Batsheva Schreiber[4]	2,500	*
Wayne LeRoux	0	0%
Randall J. Frapart	0	0%
Susan Baxter Gibson[5]	30,000	*
All executive officers and Directors as a Group (4 persons)	216,941	2.3%
Beneficial Owners of More than 5%
Stanford International Bank, Ltd.[6]	7,495,339	79.6%

* Less than 1%.

1  Unless Otherwise indicated, the address for each person is 405 N Reo Street, Suite 300, Tampa, FL 33609.

2 Includes 75,000 shares of common stock subject to a restricted stock agreement and 75,000 shares of common stock issuable in connection with currently exercisable stock options.

3 Includes 2,500 shares of common stock options in connection with currently exercisable stock options. Mr. Katz’ business address is Brian Ridge Plaza, 440 South Main Street, Milltown, NJ 08850.

4 Includes 2,500 shares of common stock in connection with currently exercisable stock options. Ms. Schreiber’s business address is 110 North Ninth Avenue, Highland Park, NJ 08904.

5 Includes 30,000 shares of common stock issuable in connection with currently exercisable shock options.

6 5050 Westheimer Road, Houston, TX 77056. The beneficial owner of those shares is R. Allen Stanford. This amount includes 2,312,500 shares of common stock issuable upon conversion of currently exercisable shares of Series C Convertible Preferred Stock and 307,500 shares of common stock issuable upon exercise of warrants held by Stanford. The Series C Convertible Preferred Stock may be voted, along with the common stock, with each share of preferred stock entitled to one-half vote.

Other Shareholder Matters

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	436,125	$1.64	63,875
Equity compensation plans not approved by security holders	—	N/A	N/A
Total:	436,125	$1.64	63,875

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Stanford

Stanford International Bank Ltd. (“Stanford”) is the owner of a majority of our issued and outstanding common stock and all of our issued and outstanding preferred stock. Each share of Series C Convertible Preferred Stock is convertible into one-half share of our common stock and is currently entitled to one-half vote per share.

On November 8, 2005, we sold to Stanford, pursuant to a Preferred Stock Purchase Agreement, 725,000 shares of our Series C Convertible Preferred Stock at a price of $2.00 per share, along with warrants to purchase 217,500 shares of common stock exercisable at $0.002 per share. The proceeds from this sale were used to satisfy in full the principal balance of our original credit line with Stanford, which was terminated, and to provide an additional $200,000 in working capital for general corporate purposes through December 31, 2005. Stanford also agreed to purchase (if requested by us) an additional 200,000 shares of preferred stock and will receive in connection therewith, an aggregate of 60,000 warrants. Stanford also has the right at any time within two years of the initial closing to purchase an additional 3,900,000 shares of Series C Convertible Preferred Stock at $2.00 per share, and to receive an aggregate of 1,170,000 warrants exercisable at $0.002 per share.

Pursuant to the Preferred Stock Purchase Agreement with Stanford, warrants to purchase up to an aggregate of 697,500 shares of our common stock at an exercise price of $0.002 per share were issued in conjunction with the issuance of our Series C Convertible Preferred Stock during the year ended December 31, 2006. Of these warrants, 348,750 were assigned to five of Stanford’s assignees. 555,000 of the warrants were exercised in the year ended December, 2006 (and 555,000 common stock shares were issued) and at December 31, 2006, the balance (142,500 warrants) remain unexercised. There is no arrangement for voting or disposition between any of these employees and Stanford.

We are obligated to register the shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock or exercise of the warrants pursuant to a registration rights agreement within 90 days after the date of demand by the security holders. If we do not timely file a required registration statement, we must issue upon default and each month thereafter that the registration statement is not filed warrants to purchase a number of shares of common stock equal to the number of shares of Series C Convertible Preferred Stock sold.

As of December 31, 2006, we have drawn down $6,100,000 under the Preferred Stock Purchase Agreement resulting in the issuance of 3,050,000 shares of Series C Convertible Preferred Stock. The issuance of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

On January 12 and January 19, 2007, an aggregate of 142,500 warrants were exercised, 142,500 shares of common stock were issued and we received $285.00 representing the exercise price.

On February 14, 2007, we received $300,000 in proceeds from the Preferred Stock Purchase Agreement, and we issued 150,000 shares of our Series C Convertible Preferred Stock to Stanford. As required under the Preferred Stock Agreement, warrants to purchase an aggregate of 45,000 shares of our common stock were also issued.

On March 12, 2007, we received $300,000 in proceeds from the Preferred Stock Purchase Agreement, and we issued 150,000 shares of our Series C Convertible Preferred Stock to Stanford. As required under the Preferred Stock Agreement, warrants to purchase an aggregate of 45,000 shares of our common stock were also issued.

On March 23, 2007, we received $350,000 in proceeds from the Preferred Stock Purchase Agreement, and we issued 175,000 shares of our Series C Convertible Preferred Stock to our principal shareholder, Stanford International Bank Ltd. As required under the Preferred Stock Agreement, warrants to purchase an aggregate of 52,500 shares of our common stock were also issued.

On March 30, 2007, we received $350,000 in proceeds from the Preferred Stock Purchase Agreement, and we issued 175,000 shares of our Series C Convertible Preferred Stock to our principal shareholder, Stanford International Bank Ltd. As required under the Preferred Stock Agreement, warrants to purchase an aggregate of 52,500 shares of our common stock were also issued.

Other Related Transactions

We have adopted a policy whereby all transactions between us and any of our affiliates must be approved in advance by a majority of our disinterested directors.

Director Independence

Our securities are currently listed for trading on the OTC Bulletin Board. There is no requirement that a majority of the members of our Board of Directors be independent. Nonetheless, our Board of Directors, in the exercise of reasonable business judgment, has determined that a majority of our directors qualify as “independent” directors pursuant to SEC rules and regulations and the independence standards of the listing requirements of The Nasdaq Stock Market. Under these standards, a director is not considered independent if he or she has certain specified relationships with the company or any other relationships that, in the opinion of the Board, would interfere with his or her exercise of independent judgment as a director. Our independent directors are: Steven Katz, Batsheva Schreiber, Wayne LeRoux and Randall Frapart.

ITEM 13.	EXHIBITS

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger, dated as of October 16, 2002, among the Company, certain principal shareholders of the Company, HQS and PAL[1]

3.0	Certificate of Incorporation and Change of Domicile (filed on Definitive Proxy Statement with the Securities and Exchange Commission on August 23, 2001)

3.1	Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split)[1]

3.2	Certificate of Amendment to the Company's Articles of Incorporation (designation of Series A Preferred Stock) [1]

3.3	Certificate of Amendment to the Company's Articles of Incorporation (name change) [2]

3.4	Certificate of Designation of Series B Preferred Stock [3]

3.5	Certificate of Amendment to the Company’s Articles of Incorporation (increasing the authorized number of shares of common stock and Preferred Stock) [4]

3.6	Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split)[7]

3.7	Bylaws [9]

4.1	2003 Management and Director Equity Incentive Compensation Plan [4]

10.1	Securities Purchase Agreement, dated as of October 16, 2002, by and among the Company, certain principal shareholders of the Company and Stanford [1]

10.2	Form of Warrant Agreement and Warrant Assignment Form [1]

10.3	Registration Rights Agreement, dated as of October 22, 2002, among the Company, Stanford, Daniel Boger, Ronald Stein, Osvaldo Pi, William Fusselmann and Deluxe Investment Company [1]

10.4	Equity Financing Commitment Letter, dated October 22, 2002, from Stanford to the Company [1]

10.5	March 25, 2004 Amendment to Registration Rights Agreement, dated October 22, 2002, as amended [6]

10.6	Securities Purchase Agreement (Series B Preferred Stock), dated as of April 30, 2003, among the Company and Stanford Venture Capital Holdings, Inc. [3]

10.7	Instrument of Warrant Repricing dated April 30, 2003 [3]

10.8	Registration Rights Agreement, dated as of April 30, 2003, among the Company and Stanford Venture
Capital Holdings, Inc. [3]

10.9	March 25, 2004 Amendment to Registration Rights Agreement, dated April 30, 2003, as amended [6]

10.10	Loan and Security Agreement, dated July 6, 2004 [8]

10.11	Warrant Purchase Agreement, dated July 6, 2004 [8]

10.12	Amended and Restated Investor Relations Agreement with American Capital Ventures, Inc., dated August 5, 2004 [9]

10.13	Registration Rights Agreement, dated July 6, 2004 [8]

10.14	Warrant Assignment Agreement, dated July 6, 2004 [8]

10.15	Escrow Agreement with Deluxe Investment Company [9]

10.16	Deluxe Investment Company Purchase Agreement [9]

10.17	First Amendment to Loan and Security Agreement [9]

10.18	Qwest Hosting Services Agreement [9]

14.0	Code of Ethics [6]

16.1	Letter from Rogoff & Company (former independent accountant) [5]

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

[1]	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on November 1, 2002.

[2]	Previously filed on the Company's Definitive Information Statement with the Securities and Exchange Commission on November 15, 2002.

[3]	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on May 15, 2003.

[4]	Previously filed within the Company’s Definitive Information Statement filed with the Securities and Exchange Commission on June 3, 2003.

[5]	Previously filed on Form 8-K/A Current Report with the Securities and Exchange Commission on February 17, 2004.

[6]	Previously filed on the Company’s Form 10-KSB Annual Report for the year ended December 31, 2003.

[7]	Previously filed on the Company's Definitive Information Statement with the Securities and Exchange Commission on June 17, 2004.

[8]	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on July 6, 2004.

[9]	Previously filed on Form SB-2 with the Securities and Exchange Commission on July 8, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

 The following table summarizes the aggregate fees billed and expected to be billed to us by Sherb and Company PLC for fiscal years ended December 31, 2006 and 2005:

Principal Accountant Fees and Service

	2006	2005
Audit Fees [1]	$31,000	$23,300
Audit Related Fees [2]	0	0
Tax Fees [3]	5,000	5,000
All Other Fees [4]	96,750	11,100
Total	$132,750	$39,400

[1]
Audit Fees include the aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statement and fees for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those fiscal years.

[2]	Audit Related Fees include the aggregate of fees billed for services related to our audit for those fiscal years.

[3]	Tax Fees include the aggregate fees billed by our auditors for taxation compliance related services.

[4]
All Other Fees include the aggregate fees billed by our auditors for services rendered to us in connection with our acquisitions of Carekeeper and Vanta. The fees primarily related to non-audit acquisition services relating to our due diligence review and other due diligence engagements.

Audit Committee Pre-Approved Policies and Procedures.

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditor’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 16, 2007

HEALTH SYSTEMS SOLUTIONS, INC.

/s/ B. M. Milvain
B. M. Milvain,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 16, 2007.

SIGNATURE	TITLE

/s/ B. M. Milvain	Principal Executive Officer, President and Director
B. M. Milvain

/s/ Susan Baxter Gibson	Principal Financial Officer
Susan Baxter Gibson

/s/ Steven Katz	Director
Steven Katz

/s/ Batsheva Schreiber	Director
Batsheva Schreiber

/s/ Wayne LeRoux	Director
Wayne LeRoux

/s/ Randall J. Frapart	Director
Randall J. Frapart

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Health Systems Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Health Systems Solutions, Inc. as of December 31, 2006 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Systems Solutions, Inc. as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP

Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 6, 2007

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current assets:
Cash	$558,764
Accounts receivable, net of allowance for doubtful accounts
of $302,607	914,031
Prepaids and other current assets	116,024

Total current assets	1,588,819

Property and equipment, net of accumulated depreciation
and amortization of $544,143	275,145

Software development costs, net of accumulated amortization
of $2,693,434	3,880,577

Security deposits and other assets	94,661

Total assets	$5,839,202

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligation	$8,965
Accounts payable	549,318
Accrued expenses	340,322
Deferred revenue	917,494
Customer deposits	90,780
Note payable - bank	229,000
Loans payable	355,032

Total current liabilities	2,490,911

Total liabilities	2,490,911

Stockholders' equity
Preferred Stock; 15,000,000 shares authorized;
Series C $2.00 Convertible; 4,625,000 authorized,
3,050,000 shares issued and outstanding	6,100,000
Common Stock; $.001 par value; 150,000,000 shares authorized;
6,270,907 shares issued and outstanding	6,271
Additional paid-in capital	13,208,418
Accumulated deficit	(15,966,398)

Total stockholders' equity	3,348,291

Total liabilities and stockholders' equity	$5,839,202

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,	For The Year Ended December 31,
	2006	2005

Net sales	$6,576,991	$4,212,819
Cost of sales	3,838,965	1,941,735

Gross profit	2,738,026	2,271,084

Operating expenses
Selling and marketing	1,739,887	660,037
Research and development	1,230,207	629,473
General and administrative	2,037,869	1,221,470
Depreciation and amortization	139,484	167,713
Interest	46,403	81,986

Total operating expenses	5,193,850	2,760,679

Net loss	(2,455,824)	(489,595)

Deemed preferred stock dividend	498,299	237,789

Net loss applicable to common shareholders	$(2,954,123)	$(727,384)

Basic and diluted net loss per share	$(0.50)	$(0.13)

Basic and diluted weighted average shares outstanding	5,947,526	5,449,138

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED 2006 AND 2005

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2004	-	$-	5,523,406	$5,523	$12,400,708	$(12,284,891)	$121,340

Shares Cancelled Back to Unissued	-	-	(125,001)	(125)	125	-	-

Issuance of Series C Convertible Preferred Stock	725,000	1,450,000	-	-	-	-	1,450,000

Deemed Preferred Stock Dividend	-	-	-	-	237,789	(237,789)	-

Issuance of Common Stock by the Exercising of Warrants	-	-	217,500	218	217	-	435

Net Loss	-	-	-	-	-	(489,595)	(489,595)

Balance December 31, 2005	725,000	1,450,000	5,615,905	5,616	12,638,839	(13,012,275)	1,082,180

Issuance of Series C Convertible Preferred Stock	2,325,000	4,650,000	-	-	-	-	4,650,000

Deemed Preferred Stock Dividend	-	-	-	-	498,299	(498,299)	-

Issuance of Common Stock by the Exercising of Warrants	-	-	555,000	555	555	-	1,110

Issuance of Common Stock to Members of VantaHealth	-	-	100,000	100	34,900	-	35,000

Issuance of Round-up Common Stock	-	-	2	-	-	-	-

Stock Based Compensation	-	-	-	-	35,825	-	35,825

Net Loss	-	-	-	-	-	(2,455,824)	(2,455,824)

Balance December 31, 2006	3,050,000	$6,100,000	6,270,907	$6,271	$13,208,418	$(15,966,398)	$3,348,291

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,
	2006	2005

Cash flows from operating activities:

Net loss	$(2,455,824)	$(489,595)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation expense	35,825	-
Depreciation and amortization of property and equipment	139,484	167,713
Amortization of software development costs	1,102,604	499,511
(Gain) or loss on fixed assets disposals	-	479
Changes in operating assets and liabilities:
Accounts receivable	(223,412)	(242,783)
Allowance for doubtful accounts	185,835	12,058
Royalties and referral fees receivable	(2,465)	(2,785)
Prepaid expenses and other current assets	(17,464)	(6,450)
Security deposits	-	(500)
Accounts payable	(85,983)	13,209
Accrued expenses	39,258	(5,452)
Deferred revenue	(41,221)	(20,076)
Reserve for customer refunds	(573,361)	-
Customer deposits	(21,914)	-

Net cash used in operating activities	(1,918,638)	(74,671)

Cash flow from investing activities:
Purchase of VantaHealth Technologies, LLC.	(1,052,034)	-
Purchase of CareKeeper Software, Inc.	(91,753)	-
Acquisition of cash	26,420	-
Purchase of property and equipment	(127,203)	(93,798)
Increase in software development costs	(1,003,254)	(179,707)

Net cash used in investing activities	(2,247,824)	(273,505)

Cash flow from financing activities:
Repayment of capital lease obligation	(17,311)	(13,550)
Repayment of loans payable	(247,503)	(1,250,000)
Proceeds from loans payable	-	200,000
Proceeds from the exercise of warrants	1,110	-
Proceeds from the issuance of Common Stock	-	435
Proceeds from the issuance of Series C Preferred Stock	4,650,000	1,450,000

Net cash provided by financing activities	4,386,296	386,885

Increase in cash	219,834	38,709

Cash, beginning of year	338,930	300,221

Cash, end of year	$558,764	$338,930

Supplemental cash flow data:
Cash paid during the year for interest expense	$46,403	$81,986
Cash paid during the year for income taxes	$-	$-
Issuance of Common Stock to members of an acquired company	$35,000	$-
Increase in software development costs as a result of an accrued
earn out payment to sellers of an acquired company	$77,207	$-

See accompanying notes to the consolidated financial statements.

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1. Description of Business, Acquisitions and Consolidation

Health Systems Solutions, Inc. (“HSS”) through its wholly owned subsidiaries, Healthcare Quality Solutions, Inc. (“HQS”) and Carekeeper Solutions, Inc. (“CKS”), designs, develops, markets, sells and supports web-based, management information and business intelligence services that assist home health care companies effectively manage the clinical, operational and financial aspects of their business.

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

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1. Description of Business, Acquisitions and Consolidation - continued

With respect to the earn out payment for the year ended December 31, 2006 which is based on a percentage of the cash collected relating to the gross revenue earned from May 15, 2006 to December 31, 2006, the Company has provided for $77,207 that will be paid to the sellers of Carekeeper in accordance to the purchase agreement. Such amount has also been included in the Company’s intangible assets as of December 31, 2006.

In connection to the contingent payment for the year ended December 31, 2006, consisting of the Company’s shares of Common Stock as described above, this payment is based on the achieving of certain pre approved milestones relating to the operating revenues of Carekeeper from May 15, 2006 to December 31, 2006. In accordance with the agreement, the former shareholders are entitled to 50,704 shares of the Company’s Common Stock which will be issued in April 2007. The value of these shares will be recorded as an addition to the Company’s intangible assets in the second quarter 2007.

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

In connection with this transaction, Carekeeper Solutions, Inc. entered into employment agreements with Jake C. Levy and Dorothy A. Levy. Pursuant to his employment agreement, Mr. Levy will serve as the chief executive officer of Carekeeper Solutions, Inc. The employment agreement provides for an annual base salary of $156,000 and has an initial term of three years. The employment agreement also provides for annual bonuses as determined by the Company’s Board of Directors and options to purchase 15,000 shares of the Company’s Common Stock. Pursuant to her employment agreement, Ms. Levy will serve as the director of quality assurance of Carekeeper Solutions, Inc. The employment agreement provides for an annual base salary of $105,000 and has an initial term of three years. The employment agreement also provides for annual bonuses as determined by the Company’s Board of Directors and options to purchase 7,500 shares of the Company’s Common Stock.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

	CKS	VHT
Purchase price	$91,753	$1,087,034
Total assets	(242,122)	(129,965)
Total liabilities	2,466,358	411,351
Identifiable intangible assets	$2,315,989	$1,368,420

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Vanta and Carekeeper had occurred as of the following period:

	For the Year Ended	For the Year Ended
	December 31, 2005	December 31, 2006
Net revenues	$7,894,639	$7,613,974

Net loss applicable
to common shareholders	$(2,387,950)	$(3,788,749)

Basic and diluted
net loss per share	$(0.44)	$(0.64)

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

2. Summary of Significant Accounting Policies

Basis of presentation and consolidation: The accompanying consolidated financial statements which present the results of operations of HSS and its wholly owned subsidiaries, HQS and CKS, for the years ended December 31, 2006 and 2005 have been prepared using accounting principals generally accepted in the United States of America. All material intercompany transactions and accounts have been eliminated in consolidation.

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

Software development costs: The Company capitalizes certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with developing or obtaining internal use software and consulting fees directly associated with the development of the Company’s software. Capitalizable personnel costs and consulting fees are limited to the time directly spent on such projects. Capitalized costs are ratably amortized using the straight-line method, over the estimated useful lives of the related applications of three years. The Company makes on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the company writes off the amount that the unamortized software development costs exceed net realizable value.

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

 2. Summary of Significant Accounting Policies - continued

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

Impairment of long-lived assets: In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At December 31, 2006 no long-lived assets were impaired.

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

Revenue recognition and deferred revenue: The Company follows the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104. The Company recognizes revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. The corporate strategy is to provide services on a recurring transaction pricing basis. The Company believes this is a value-based model that more directly relates to our customers’ recognition of revenue. The transaction pricing model differs from the typical licensed software model in that the implementation of transaction-priced services does not result in large up front software license fee revenues but results in a gradual recognition of revenue earned on a transaction by transaction basis over time. This is a similar model to that used by the mobile phone industry. The benefit occurs in the future years where leverage is obtained as a customer grows and continues to pay transaction fees year over year, whereas under the licensed sale model the only revenue realized in the future years is quarterly support and maintenance fees.

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

 2. Summary of Significant Accounting Policies - continued

The Company’s revenue is classified into two categories: recurring and non-recurring. The Company generates recurring revenue from several sources, including the processing of clinical assessments which, as mandated by Medicare, require home health care agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge, the processing of data related to Medicare clinical episodes completed during care delivery, the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. Recurring services revenue is typically billed and recognized monthly over the contract term, typically two to three years. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. The Company records cash payments received in advance or at the beginning of a contract as deferred revenue. The Company generates non-recurring revenue from the licensing of our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue is recognized as the customization services are performed. For multiple element arrangements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method.” Under the residual method, the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2. Also, the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price. The Company also generates non-recurring revenue from implementation fees, consulting, training and customer support services and this non-recurring revenue is charged to customers on a fee basis usually based upon time spent.

The Company recognizes software licensing fees and implementation fees in the month that the customer goes live and we recognize training, consultation, advisory and support revenue in the month that the service is performed. Implementation costs consisting of payroll and travel are expensed in the same period implementation fees are recognized. The Company currently recognize cancellations, allowances or discounts as they occur. This practice is based on factors that include, but are not limited to, historical cancellations and analysis of credit memo activities. Cancellations, allowances and discounts are not material.

Advertising costs: The Company expenses all advertising costs as incurred. Advertising costs for the year ended December 31, 2006 were $277,772 and for the year ended December 31, 2005 were $79,884, and are included in selling and marketing expense in the accompanying consolidated statement of operations.

Research and development costs: The Company expenses all research and development expenses, which consist of payroll and other related costs, as incurred. Research and development costs for the year ended December 31, 2006 were $1,230,207 and for the year ended December 31, 2005 were $629,473.

Computation of net income (loss) per share: The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At December 31, 2006, the Convertible Preferred Stocks were convertible into 1,525,000 Common Stock shares and there were stock warrants and options to purchase 142,500 and 436,125 Common Stock shares, respectively.

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

 2. Summary of Significant Accounting Policies - continued

Financial instruments: The carrying amounts of financial instruments, including cash, accounts receivable, prepaid expenses, customer deposits and deferred revenue approximate fair value as of December 31, 2006, due to the relatively short maturity of the instruments. The capital lease obligation approximates fair value based upon debt terms available to Company’s under similar terms.

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

Stock based compensation: Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with FASB Statement No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the fourth quarter of 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

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

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

 2. Summary of Significant Accounting Policies - continued

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

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

4. Preferred Stock Purchase Agreement

On November 8, 2005, the Company entered into a Preferred Stock Purchase Agreement with its principal stockholder, Stanford International Bank Ltd. The Company agreed to issue to Stanford its Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants to purchase 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Preferred Stock is convertible into one half share of Common Stock and is entitled to one half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of any Common Stock, an amount equal to the Stated Value per share. The Warrants are exercisable at a price of $0.002 per share. At December 31, 2006, the Company has an availability of $500,000 to draw down under the Preferred Stock Purchase Agreement on two week’s notice and the agreement calls for an additional $2.65 million that may be sold to Stanford to provide it with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion.

5. Property and Equipment and Software Development Costs

Property and equipment and software development costs consist of the following:

December 31, 2006
($ In Thousands)
Office equipment	$362
Purchased computer software	217
Furniture and fixtures	64
Leasehold improvements	176
819
Less accumulated depreciation and amortization	544
Total	$275

Software development costs	$6,574

Less accumulated amortization	2,693

Total	$3,881

Depreciation expense for property and equipment for the years ended December 31, 2005 and December 31, 2006 for the Company was $167,713 and $139,484 respectively.

Amortization expense for software development costs for the years ended December 31, 2005 and December 31, 2006 for the Company was $499,511 and $1,102,604, respectively, and is included in cost of sales.

The unamortized balance of software development costs was $3,880,577 at December 31, 2006 and the future amortization expense amounts are as follows:

Fiscal Year	Amount
2007	$1,663,210
2008	$1,615,598
2009	$601,769
Total future amortization expense	$3,880,577

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

5. Property and Equipment and Software Development Costs - continued

During the periods ended December 31, 2002 and 2004, the Company entered into capital leases for $64,735 and $8,920 to acquire office equipment. For the years ended December 31, 2005 and December 31, 2006 the Company recorded depreciation of $12,947 and $12,947 respectively.

6. Income Taxes

For Federal income tax purposes, the Company has a net operating loss of approximately $8,339,000. The net operating loss expires in the year 2026. The Company recorded a 100% valuation allowance on its deferred tax asset since it is more likely than not that their benefit will not be realized in the future.

The significant components of the Company’s deferred tax asset as of December 31, 2006 are as follows:

Operating loss carryforward	$3,336,000
Goodwill amortization	2,008,000
Depreciation and other	247,000
Valuation allowance	(5,591,000)
Total deferred tax asset	$-

Reconciliation between the statutory Federal income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

	Year ended December 31, 2006	Year ended December 31, 2005
Statutory Federal income tax (benefit)	$(859,000)	$(172,000)
State tax (benefit), net of federal effect	(123,000)	(24,000)
Permanent difference, principally CKS acquired software	206,000	-
Other	90,000	-
Increase in valuation allowance	686,000	196,000
	$-	$-

7. Capital Lease Obligations

The Company has entered into capital leases for certain office equipment. Obligations under the capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

Future minimum payments under capital lease obligation are as follows at December 31, 2006:

Fiscal Year	Amount
2007	9,273

Total future payments	9,273
Less amount representing interest	308

Present value of future payments	8,965
Less current portion	8,965
$-

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 December 31, 2006 and 2005

8. Equity Transactions

Common Stock Issued: On April 6, 2006, 100,000 shares of Common Stock were issued in connection with the asset purchase of Vantahealth Technologies, LLC.

Preferred Stock Issued: On November 8, 2005, the Company entered into a Preferred Stock Purchase Agreement with its principal stockholder, Stanford International Bank Ltd. The Company agreed to issue to Stanford its Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants exercisable for 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Preferred Stock is convertible into one half share of Common Stock and is entitled to one half vote per share. The Warrants are exercisable at a price of $0.002 per share. On November 8, 2005, the Company refinanced the outstanding amount of $1,250,000 under the loan and security agreement with Stanford by issuing 625,000 shares of preferred stock and has issued an additional 2,425,000 shares of preferred stock to meet working capital needs through December 31, 2006. $736,088 of the Series C purchases has been attributed to the fair value of the warrants and included in additional paid in capital. The Company has an additional 250,000 shares to draw upon under the Preferred Stock Purchase Agreement on two weeks’ notice and the agreement provides for an additional 1.325 million preferred shares that may be sold to Stanford to provide it with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion.

Warrants Issued and Exercised: As required under the Preferred Stock Purchase Agreement between the Company and its principal stockholder, Stanford International Bank Ltd., warrants to purchase up to an aggregate of 697,500 shares of the Company’s common stock $0.001 par value per share at an exercise price of $0.002 per share were issued in conjunction with the issuance of its Series C Preferred Stock in the year ended December 31, 2006. $498,299 of the Series C purchases has been attributed to the fair value of the warrants and included in additional paid in capital. 348,750 of the warrants were issued to five of Stanford’s assignees. 555,000 of the warrants were exercised in the year ended December, 2006, and 555,000 Common Stock shares issued. The number of warrants unexercised at December 31, 2006 is 142,500.

9. Contingencies

Operating Leases: The Company leases office space in Tampa, Florida, and Dunwoody, Georgia. Rent expense totaled $363,972 and $245,777 for the years ended December 31, 2006 and 2005 and is included in general and administrative expenses in the accompanying consolidated financial statements. The Company also leases certain pieces of office and communication equipment as well as a co-location site for its application and data base servers. The Company’s leases for its office space have durations through August 31, 2013 in Tampa and June 30, 2007 in Dunwoody with monthly payments approximating $33,000 and $11,000, respectively.

Future minimum annual payments under all lease agreements are as follows:

2007	$600,629
2008	$423,177
2009	$419,278
2010	$431,917
2011	$444,929
2012	$461,549
2013	$321,185

Legal Proceedings: There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of management’s knowledge, no such actions against the Company are contemplated or threatened.

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

As of December 31, 2006, 436,125 stock options were issued leaving an unissued stock option balance of 63,875.

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with FASB Statement No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the fourth quarter of 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. The following assumptions were used for grants during the years ended December 31, 2006 and 2005:

	2006	2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	5.0%	5.0%
Expected volatility	163.3%	68.2%

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

11. Stock Based Compensation - continued

The Company recorded $35,825 of stock-based compensation expense relative to stock options for the year ended December 31, 2006, in accordance with SFAS 123R. As of December 31, 2006, the total future compensation expense related to non-vested and vested options not yet recognized in the Consolidated Statement of Operations is $145,165. A summary of stock option activity for the years ended December 31, 2005 and 2006 is presented as follows:

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2004	338,250	$2.000
Granted	286,250	0.868
Exercised	(217,500)	0.001
Forfeited	(35,750)	2.000
Balance at December 31, 2005	371,250	$2.299
Granted	162,875	0.493
Exercised	-	-
Forfeited	(98,000)	2.194
Balance at December 31, 2006	436,125	$1.648

Options exercisable at December 31, 2006	219,259	$1.643

Weighted average fair value of options granted during the year		$0.48

The following table summarizes information about employee stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2006	Life	Price	2006	Price
$2.00	217,000	2.4 years	$2.00	148,251	$2.00
3.50	37,500	3.4 years	3.50	9,375	3.50
3.90	18,750	3.4 years	3.90	2,937	3.90
0.33	123,750	4.4 years	0.33	58,696	0.33
1.01	39,125	4.3 years	1.01	-	1.01
	436,125		$1.648	219,259	$1.643

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 December 31, 2006 and 2005

11. Stock Based Compensation - continued

The table below sets out the pro forma amounts of net income and earnings per share that would have resulted for the year ended December 31, 2005, if the Company had accounted for its stock options under the fair value recognition provisions of SFAS 123:

Year Ended
December 31, 2005
Net loss applicable to common shareholders	$(727,384)

Deduct: Total stock based compensation expense determined under the fair value based method for all awards granted modified or settled during the period, net of related taxes	21,563

Pro forma net loss	$(748,947)
Basic, as reported	$(.13)
Basic, pro forma	$(.13)

12. Other Assets

Included in other assets is a receivable due from a former stockholder of Carekeeper in the amount of $71,177 at December 31, 2006, representing unsecured advances to a related party, which are non-interest bearing and due on demand.

13. Note Payable - Bank

The Company has a demand commercial loan with Wachovia Bank with a balance of $229,000 at December 31, 2006. Interest on the loan is at the Bank’s prime rate (8.25% at December 31, 2006) plus 0.5% per annum and the loan is collateralized by security provided by a stockholder in the form of a money market account. The note is due July 15, 2007, and payable in consecutive monthly payments of accrued interest only, commencing August 15, 2005.

14. Loans Payable

On January 10, 2006, Carekeeper converted an accounts payable of $389,892 owed to its primary software developer into a promissory note payable. The Company is required to pay a minimum of $1,000 per week to the note holder under the note payable. Interest on the note is equal to the Wall Street Journal Prime Rate of interest (8.25% at December 31, 2006) plus four percent (4%). If the Company during any single month should pay at least $20,000 against the note payable, the interest charged will be equal to the Wall Street Prime Rate of Interest (8.25% at December 31, 2006) plus two percent (2%). If during any period in which the Company is in default under the terms of the note, the interest charged is equal to one and one half percent (1.5%) per month.

Carekeeper and the software developer to which it is obligated under the promissory note entered into a Master Service Agreement dated as of January 9, 2006 regarding software services to be provided. If this agreement should be canceled, by either party, the minimum payment for the promissory note is then increased to $8,000 per week. In addition, if Carekeeper should achieve certain contractual payment milestones from certain major customers, the Company is obligated to remit 50% of such contractual payment milestones.

The note is secured by a security interest in Carekeeper’s software products. The Company is obligated to pay any unpaid portion of the promissory note, including interest, on or before June 30, 2007. The balance of this note is $355,032 at December 31, 2006.

Health Systems Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 December 31, 2006 and 2005

15. Concentrations

Cash: The Company maintains cash balances with commercial financial institutions which at times, may exceed the FDIC insured limits of $100,000. Management has placed these funds in high quality institutions in order to minimize the risk.

Accounts Receivable: The Company’s two largest customers represent 18.3% and 14.6% of the Company’s accounts receivable net of allowance for doubtful accounts at December 31, 2006. The Company’s largest customer represents 62.2% of the Company’s accounts receivable net of allowance at December 31, 2005.

Revenue: The Company’s largest customer accounted for 35.4% and 45.0% of the Company’s revenue for the years ended December 31, 2006 and December 31, 2005 respectively.

 16. Subsequent Events

Warrants Exercised: On January 12 and January 19, 2007, the 142,500 outstanding warrants were exercised, 142,500 shares of Common Stock were issued by the Company, and the Company received $285.00 representing the exercise price.

Preferred Stock Issued: On February 14, March 12, March 23 and March 30, 2007, the Company issued 150,000, 150,000, 175,000 and 175,000 shares, respectively, of its Series C Preferred Stock to its principal shareholder, Stanford International Bank Ltd. As required under the Preferred Stock Agreement, warrants to purchase an aggregate of 195,000 shares of the Company’s Common Stock were also issued.