Form 10QSB
period 2007-03-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2007-05-18
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Issuer's telephone number, including area code: (813) 282-3303

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,413,407 shares of common stock as of March 31, 2007.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☒

HEALTH SYSTEMS SOLUTIONS, INC.

FORM 10-QSB

PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS

Current assets:
Cash	$702,484
Accounts receivable, net of allowance for doubtful accounts
of $174,637	907,298
Prepaids and other current assets	120,249

Total current assets	1,730,031

Property and equipment, net of accumulated depreciation
and amortization of $580,497	285,233

Software development costs, net of accumulated amortization
of $3,132,490	3,894,019

Security deposits	22,984

Long term receivable from stockholder	71,177

Total assets	$6,003,444

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligation	$4,235
Accounts payable	412,688
Accrued expenses	278,851
Deferred revenue	862,088
Customer deposits	100,186
Note payable - bank	229,000
Loans payable	362,032
Reserve for customer refunds	120,906

Total current liabilities	2,369,986

Total liabilities	2,369,986

Stockholders' equity
Preferred Stock; 15,000,000 shares authorized;
Series C $2.00 Convertible; 4,625,000 authorized,
3,700,000 shares issued and outstanding	7,400,000
Common Stock; $.001 par value; 150,000,000 shares authorized;
6,413,407 shares issued and outstanding	6,413
Additional paid-in capital	13,396,486
Accumulated deficit	(17,169,441)

Total stockholders' equity	3,633,458

Total liabilities and stockholders' equity	$6,003,444

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Net sales	$1,586,106	$1,224,432
Cost of sales	1,204,313	548,976

Gross profit	381,793	675,456

Operating expenses
Selling and marketing	525,361	224,737
Research and development	379,709	180,011
General and administrative	439,589	270,515
Depreciation and amortization	36,353	33,879
Interest	25,887	672

Total operating expenses	1,406,899	709,814

Net loss	(1,025,106)	(34,358)

Deemed preferred stock dividend	177,937	66,710

Net loss applicable to common shareholders	$(1,203,043)	$(101,068)

Basic and diluted net loss per share	$(0.19)	$(0.02)

Basic and diluted weighted average shares outstanding	6,394,882	5,615,905

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:

Net loss	$(1,025,106)	$(34,358)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation expense	9,988	6,178
Depreciation and amortization of property and equipment	36,353	32,417
Amortization of software development costs	439,056	32,947
Changes in operating assets and liabilities:
Accounts receivable	134,704	(56,849)
Allowance for doubtful accounts	(127,970)	(11,868)
Royalties and referral fees receivable	3,000	(65)
Prepaid expenses and other current assets	(7,225)	2,174
Security deposits	500	-
Accounts payable	(129,630)	52,753
Accrued expenses	(61,470)	(18,925)
Deferred revenue	(55,407)	(47,060)
Reserve for customer refunds	120,906	-
Customer deposits	9,406	-

Net cash used in operating activities	(652,895)	(42,656)

Cash flow from investing activities:
Earn out payment made related to the purchase of CareKeeper Software, Inc.	(77,207)	-
Adjustment to the purchase price of CareKeeper Software, Inc.	(120,906)	-
Purchase of property and equipment	(46,441)	(7,942)
Increase in software development costs	(254,386)	(50,943)

Net cash used in investing activities	(498,940)	(58,885)

Cash flow from financing activities:
Repayment of capital lease obligation	(4,730)	(3,648)
Proceeds from the issuance of Common Stock	285	-
Proceeds from the issuance of Series C Preferred Stock	1,300,000	900,000

Net cash provided by financing activities	1,295,555	896,352

Increase in cash	143,720	794,811

Cash, beginning of period	558,764	338,930

Cash, end of period	$702,484	$1,133,741

Supplemental cash flow data:
Cash paid during the period for interest expense	$25,887	$672
Cash paid during the period for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Health Systems Solutions, Inc. (the “Company”), through its wholly owned subsidiaries, Healthcare Quality Solutions, Inc. (“HQS”), VHT Acquisition Company (“VHT”) and CareKeeper Solutions, Inc. (“CKS”), designs, develops, markets, sells and supports web-based, management information and business intelligence services that assist home health care companies effectively manage the clinical, operational and financial aspects of their business.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the three-months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2007.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation: As of March 31, 2007, 436,125 options were issued leaving an unissued stock option balance of 63,875.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first quarter of 2007 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. The following assumptions were used for grants during the three months ended March 31, 2007 and 2006:

	2007	2006
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	5.0%	5.0%
Expected volatility	163.3%	151.7%

The Company recorded $9,988 and $6,178 of stock-based compensation expense relative to stock options for the three months ended March 31, 2007 and 2006, respectively, in accordance with SFAS 123R.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

A summary of stock option activity for the three months ended March 31, 2007 is presented as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2006	436,125	$1.648
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2007	436,125	$1.648

Options exercisable at March 31, 2007	238,165	$1.693

Weighted average fair value of options granted during the period		$-

The following table summarizes information about employee stock options outstanding at March 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$ 2.00	217,000	2.2 years	$2.00	148,251	$2.00
3.50	37,500	3.2 years	3.50	18,750	3.50
3.90	18,750	3.2 years	3.90	3,125	3.90
0.33	123,750	4.2 years	0.33	58,570	0.33
1.01	39,125	4.1 years	1.01	9,469	1.01
	436,125		$1.648	238,165	$1.693

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

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

Recent Accounting Pronouncements: In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurement. The Company does not expect the adoption of SFAS 159 to materially effect the Company’s financial position or results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 4 - PREFERRED STOCK PURCHASE AGREEMENT

On November 8, 2005, the Company entered into a Preferred Stock Purchase Agreement with its principal stockholder, Stanford International Bank Ltd (“Stanford”). The Company agreed to issue to Stanford its Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants to purchase 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Preferred Stock is convertible into one half share of common stock and is entitled to one half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of any common stock, an amount equal to the stated value per share. The Warrants are exercisable at a price of $0.002 per share. At March 31, 2007, the Company has an availability of $500,000 to draw down under the Preferred Stock Purchase Agreement and the agreement calls for an additional $1.35 million that may be sold to Stanford to provide it with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion.

NOTE 5 - EQUITY TRANSACTIONS

On January 12, and January 19, 2007, the 142,500 outstanding warrants from 2006 were exercised, 142,500 shares of common stock were issued by the Company, and the Company received $285.00 representing the exercise price.

From January 2007 through March 2007, the Company issued a total of 650,000 shares of its Series C Preferred Stock to its principal stockholder, Stanford. As required under the Preferred Stock Purchase Agreement, warrants to purchase an aggregate of 195,000 shares of the Company’s common stock were issued. Of the Series C Preferred Stock purchases, $177,937 has been attributed to the fair value of the warrants and included in additional paid in capital.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

All 195,000 of the warrants were unexercised at March 31, 2007.

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

On May 15, 2006, the Company executed and consummated a Stock Purchase Agreement with all of the shareholders of CareKeeper Software, Inc. (“CareKeeper”). Under the purchase agreement, CareKeeper Solutions, Inc. (“CKS”), the Company’s wholly owned subsidiary, acquired all of the issued and outstanding capital stock of CareKeeper. In consideration for the stock of CareKeeper: (a) the Company will make available to CKS an operating line of credit in an amount of up to $1,500,000 to be made available at such times and in such amounts as the Company shall pre-approve and will be used solely to pay CKS' accounts payable, certain amounts due to the former shareholders of CareKeeper up to $143,000 and to pay operating expenses pursuant to an annual budget pre-approved by us; (b) an earn out payment based on a percentage of CKS’ operating revenues in 2006, 2007 and 2008; and (c) a contingent payment in the amount of up to 400,000 shares of the Company’s common stock based on CKS achieving certain milestones with respect to its operating revenues during 2006, 2007 and 2008.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

With respect to the earn out payment for the year ended December 31, 2006 which is based on a percentage of the cash collected relating to the gross revenue earned from May 15, 2006 to December 31, 2006, the Company had provided in 2006 for the $77,207 that was paid in February & March 2007 to the sellers of CareKeeper in accordance to the purchase agreement. Such amount had also been included in the Company’s intangible assets as of December 31, 2006.

The Company has provided $120,906 for a reserve for customer refunds that will be paid during the second quarter 2007. Such amount has been included in the Company’s intangible assets as of March 31, 2007.

In connection to the contingent payment for the year ended December 31, 2006, consisting of the Company’s shares of common stock as described above, this payment is based on the achieving of certain pre approved milestones relating to the operating revenues of CKS from May 15, 2006 to December 31, 2006. In accordance with the agreement, the former shareholders are entitled to 50,704 shares of the Company’s common stock which will be issued during the second quarter 2007. The value of those shares will be recorded as an addition to the Company’s intangible assets in the second quarter 2007.

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

In connection with this transaction, CKS entered into employment agreements with Jake C. Levy and Dorothy A. Levy. Pursuant to his employment agreement, Mr. Levy will serve as the chief executive officer of CKS. The employment agreement provides for an annual base salary of $156,000 and has an initial term of three years. The employment agreement also provides for bonuses as determined by the Company’s Board of Directors and options to purchase 15,000 shares of the Company’s common stock. Pursuant to her employment agreement, Ms. Levy will serve as director of quality assurance of CKS. The employment agreement provides for an annual base salary of $105,000 and has an initial term of three years. The employment agreement also provides for annual bonuses as determined by the Company’s Board of Directors and options to purchase 7,500 shares of the Company’s common stock.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

	CKS	VHT
Purchase price	$289,866	$1,087,034
Total assets	$(242,122)	$(129,965)
Total liabilities	$2,466,358	$411,351
Identifiable intangible assets	$2,514,102	$1,368,420

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Vanta and CareKeeper had occurred as of the following period:

Three months ended
March 31, 2006
Net revenues	$2,017,251

Net loss applicable to common shareholders	$(590,885)

Basic and diluted net loss per share	$(0.11)

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 7 - LITIGATION

Except as set forth below, the Company is not a party to any material legal proceedings and there are no material legal proceedings pending with respect to its property.

On April 19, 2007, the Company was served with a Verified Complaint in the matter of Xpanxion LLC v. CareKeeper Software, Inc., d/b/a CareKeeper Solutions, Inc. and Health Systems Solutions, Inc. filed in the State Court of Fulton County in the State of Georgia. The Verified Complaint alleges breach of contract and seeks payment of the balance due on a promissory note issued by the Company’s subsidiary, or $342,904, plus attorneys’ fees, litigation costs and interest. The promissory note was issued by CareKeeper to a software development company retained by CareKeeper to assist in developing software for one of CareKeeper’s customers. Although the Company has not yet filed a response in this matter, after reviewing the Verified Complaint and consulting with its advisors, the Company intends to vigorously defend the action and assert all appropriate counterclaims.

NOTE 8 - SUBSEQUENT EVENTS

On April 6, 2007, the Company’s Board of Directors unanimously voted to authorize that incentive stock options to purchase 22,500 shares of the Company’s common stock be granted to its employees under the 2003 Management and Director Equity Incentive and Compensation Plan. The options have an exercise price of $0.95 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve months of employment subsequent to May 15, 2006, with the unexercised portion of such respective options to expire April 6, 2012 or should the employee leave the employ of the Company. Also, 27,875 previously issued options were cancelled.

On April 13 and April 18, 2007, the 195,000 outstanding warrants were exercised, 195,000 shares of common stock were issued by the Company and the Company received $390.00 representing the exercise price.

During the second quarter 2007, the Company anticipates 50,704 shares of common stock will be issued in connection with the stock purchase of CareKeeper.

Item 2.  Management’s Discussion and Analysis

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated the information below reflects our February 21, 2006 reverse stock split as if effectuated on January 1, 2006.

Forward-Looking Statements

This Management’s Discussion and Analysis includes statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below and in the documents filed by us with the U.S. Securities and Exchange Commission ("SEC"), specifically the most recent reports on Forms 10-KSB, 10-QSB, and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

Health Systems Solutions, Inc., through its wholly-owned subsidiaries, designs, develops, markets, sells and supports both licensed and web-based, management information and business intelligence information technology systems and related services. These products are designed to assist home health care companies more effectively manage the clinical, operational and financial aspects of their business and compete in the Medicare, Medicaid, private pay and managed care environments. Our focus is to help home health care providers streamline their operations and better serve their patients. In this regard, we offer several comprehensive software solutions including HSS Advantage, HSS Analyzer, HSS VividNet and HSS VividCare.

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

Recent Developments

In April 2006, our subsidiary VHT Acquisition Company ("VHT") acquired the assets of Vanta Health Technologies, LLC ("Vanta"). In May 2006, our subsidiary CareKeeper Solutions, Inc. ("CKS"), acquired the stock of CareKeeper Software, Inc. ("CareKeeper"). Upon acquisition of CareKeeper, our plan was to integrate their VividNet software solutions with our existing software solutions; however, after the acquisition, it became evident that significant improvements were needed to the CareKeeper software before their suite of products would be ready for integration. Since May 2006, we have worked to make the necessary improvements to the CKS software.

The additional expense associated with the integration of the technologies acquired into our existing technologies has resulted in significantly higher costs of sale for items such as salaries, professional services and communications expenses. We are incurring costs associated with the CKS operations but are not realizing any additional revenue. We also incurred additional operating expenses in connection with CKS, such as selling and marketing expenses, research and development and general and administrative expenses, in anticipation of an expanded line of product offerings. Yet, we have not been able to bring these products to market and realize additional revenue. These issues have resulted in lower gross margins and a higher net loss for the quarter ended March 31, 2007.

We continue to work on the enhancements to the software acquired from CareKeeper. Upon completion of the product testing and any necessary enhancements to the programs, we will begin marketing the fully-integrated suite of products. We anticipate that sales efforts for the new products will begin late in the second quarter of 2007 and that the revenue generated from these sales efforts will be realized in late 2007.

We are a Nevada corporation which was incorporated on July 31, 2001. Our executive offices are located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609 and our telephone number is 813-282-3303. Our website is located at www.HSSonline.net. Information on our website is not a part of this report.

References throughout this report to “Health Systems Solutions,” “HSS,” “the Company,” “we,” “us” and “our” refer to Health Systems Solutions, Inc., and unless otherwise indicated, to our operating subsidiaries, Healthcare Quality Solutions, Inc., VHT Acquisition Company, and CareKeeper Solutions, Inc.

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

We have incurred significant net losses since our inception. For the year ended December 31, 2006, we incurred net losses of $2,455,824. For the three months ended March 31, 2007, we incurred net losses of $1,025,106. At March 31, 2007, we had an accumulated deficit of $17,169,441. Our continued operating losses have contributed to the deterioration of our cash position and the decline of our working capital. We expect that cash on hand, together with funds available to us under our agreement with our principal stockholder Stanford International Bank, Ltd. ("Stanford") will permit us to fund our operations for the next year. If we experience unanticipated increases in negative cash flow from operations or Stanford does not make funds available to us, over which Stanford has discretion, we will require additional external funding. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations.

We may fail to realize the anticipated synergies, cost savings and other benefits expected from the VantaHealth Technologies, LLC and CareKeeper Software, Inc. acquisitions and this could cause the value of our company and our common stock to decline.

We acquired CareKeeper and Vanta, two companies that have previously operated independently, with the expectation that these acquisitions would create opportunities to leverage the combined product offerings and other benefits from operating the combination of businesses with our historical operations; however, in order to realize this, we must successfully integrate their operations and technology into HSS. To date, the integration of financial operations, human resources and administrative functions has been completed; however, the integration of customer service, technology and implementation services (e.g. product management, training and education) has been difficult, expensive and time-consuming. We have not yet maximized the financial benefits from these acquisitions, and there can be no assurance that we ever will. Our results of operation and the value of our common stock may decline if we are unable to achieve the benefits expected from integration of these businesses.

We expect that changes to the pricing models for the products of the acquired companies will negatively affect the operating results of our new CKS and VHT subdivisions.

We are changing the pricing models for our HSS Analyzer and HSS VividNet products from an up-front charge for the software license to a transaction pricing model. Management believes that this change may, for a period of time, result in a decline in revenue from these divisions compared to the results that would have been attained under the historic license pricing model (which contemplates an annual fee, based on the software license price). However, based on our experience with the HSS Advantage transaction pricing model, we anticipate that our revenue will increase, over time, as our customers pay monthly for the transactions they process (compared to the historic license model).

We expect to lose a significant amount of business from a current customer that accounts for approximately 28% of our total revenue, the result of which may be increased loss from operations.

We have one customer, Amedisys, Inc., that accounted for approximately 28% of our revenue for the three months ended March 31, 2007 and 51% of our revenue for the three months ended March 31, 2006. Amedisys has developed a proprietary clinical software system to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. This product has similar functionality to our Advantage product that Amedisys is currently utilizing. In the third quarter of 2006, Amedisys notified us that they will be distributing hand held computers to their full time nursing staff which will eliminate the need for verification services on the assessments processed on the hand held computer, a service for which Amedisys currently utilizes us. We anticipate that revenue generated by Amedisys will continue to decrease significantly through the end of the third quarter of 2007. The loss of revenue from this customer will materially decrease our revenue and may result in additional operating losses.

Our products have a long sales cycle and we may not be able to increase revenue as quickly as we must increase staffing to support additional activity. If we increase our staffing in anticipation of additional revenue that is delayed, we may incur losses which could result in you losing your investment in our company.

Although most home health care agencies use some form of management information system to enhance their financial and clinical performance, selling our web-based solutions requires us to educate potential customers on our solutions’ uses and benefits, and to educate them with respect to their surrender of on-site control of their computer servers. As a result, selling our services requires a long sales cycle, which can take up to eight months. Consequently, we face difficulty predicting the quarter in which revenue from expected customers may be realized. The sale of our services is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes of our customers that typically accompany significant information technology commitments. If we increase our staffing in anticipation of additional revenue and that revenue is delayed, we may require additional working capital, which may or may not be available, and we may suffer losses.

A loss or material deterioration of our service availability could result in significant damage to our customers and may result in customers initiating legal proceedings against us.

Our subsidiary, HQS has installed its customer-facing computing and communications control equipment at a Qwest CyberCenter in Tampa, Florida. CKS has a similar installation at a Qwest facility in Sterling, Virginia. Notwithstanding the history of high availability associated with the Qwest CyberCenters, it is possible that a catastrophic event could damage either of these sites rendering our services unavailable for an extended period. Should this occur we could be subject to lawsuits by our customers, which would be expensive and time-consuming to defend.

If we fail to properly manage our growth, we may lose customers and our revenue would decrease.

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

Health care providers are highly regulated. If we fail to properly implement regulatory requirements in an effective and timely manner, we will lose customers, our reputation will be damaged and our revenue will decrease.

Ensuring our services are compliant with changes in Medicare’s “Conditions of Participation,” the provisions of The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and other regulatory requirements, are challenging and expensive. If we do not maintain an appropriate level of regulatory compliance, or we incorrectly implement a required regulatory change, we may experience negative publicity, the loss of customers, the slowing down of sales cycles, any and all of which would decrease our revenue.

Technology changes rapidly. If we are unable to respond in an effective and timely manner to technological change, our products may become obsolete, we will lose customers, and our revenue will decrease, any or all of which would greatly reduce the value of our company.

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

Competition in the health care information systems industry is intense and if we are unable to compete we will lose significant customers or be unable to attract customers and our revenue could decrease.

The market for health care information systems is intensely competitive, rapidly changing and undergoing consolidation. Our competitors in the field include: McKesson Corporation, Siemens AG, Eclipsys Corporation and Keane, Inc., among others. These competitors have substantially greater resources and more experience than us. We anticipate increased competition in the future as new companies enter the market in response to recent HIPAA regulations. If we are unable to compete we will lose significant customers or be unable to attract customers and our revenue could decrease.

If our customers lose confidence in the security of data on the Internet, they will be less inclined to purchase our products and our revenue could decrease.

Maintaining the security of computers, computer networks and patient data is an issue of critical importance for our customers. Our customers may be exposed to claims by federal health care regulators if they use our Internet based services and we do not protect sensitive patient data from penetration by Internet hackers. A compromise in the privacy of patient data could result in customers pursuing claims against us which would be expensive and time-consuming to defend.

We have limited protection over our intellectual property rights. As a result, we may not be able to protect against misappropriation of our intellectual property, which could result in loss of revenue.

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

Our common stock is covered by a rule adopted by the SEC “penny stock” rules which may make it more difficult for you to sell or dispose of our common stock, which could cause you to lose all or a portion of your investment in our company.

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

Our principal shareholder, Stanford, controls approximately 80% of our common stock. This shareholder is able to control the outcome of shareholder votes, including votes concerning amendments to our charter and by-laws and the approval of significant corporate transactions like a merger or sale of our assets. Although none of our directors or officers is affiliated with Stanford or has any relationships with Stanford, Stanford is able to control the election of the board of directors through its ownership of a majority of our common stock. In addition, Stanford has provided us with significant financing. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.

We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock.

Our articles of incorporation permit our Board of Directors to issue up to 15,000,000 shares of preferred stock without shareholder approval. Currently, 3,700,000 shares of the preferred stock (consisting of Series A, B and C) are issued and outstanding. Shares of preferred stock, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and applicable Nevada law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our common stock.

Research and Development

In January 2006, Centers for Medicare and Medicaid Services, or CMS, announced that a significant change would occur in Medicare rules relating to establishing pay-for-performance methodologies into home care by late 2008. Also in 2006, a second initiative was announced by the federal government to establish interchangeable electronic medical record data. In response to these announcements we initiated a research and development project to define requirements that will ensure our services meet our customers’ needs under these anticipated new mandates and that we maintain our competitive position in the market. The first phase of the project, developing a new database structure, was completed in February 2007. Since announcing these initiatives in 2006, CMS introduced in early 2007 an additional short term requirement to meet a HIPAA regulation as well as changes to the home health Prospective Payment System. These recent announcements have caused HSS and other homecare software vendors to redirect development resources to meet these mandates. The first is the introduction, by May 23, 2007, of the National Provider Identifier as mandated by Congress. HSS is on schedule to complete these changes by the deadline of May 23, 2007. The other is a major revision to the Prospective Payment System regulations which requires considerable changes to our software prior to January 1, 2008. The impact of the changes is not completely understood because the final rule that establishes the regulations has not published by CMS.

The acquisition of CareKeeper included an ongoing research and development project that CKS initiated in late 2002 that entailed redeveloping the CKS VividCare client server-based software system to a web-based system known as VividNet. Approximately 24 of our customers are currently using VividNet. Early adopters of the VividNet software experienced slow system response times. Components requiring remediation have been identified and remediation efforts continue. Whereas at acquisition time we suspended sales of VividNet until these issues could be resolved we have been actively marketing and implementing the private pay, staffing and Medicaid aspects of the VividNet solution. We have completed over 20 implementations in the last two quarters of 2006 and in the first quarter of 2007. We are accepting orders for the Medicare portion of the VividNet solution for implementation in the third quarter of 2007.

The urgent need to resolve the system response time issues within the VividNet product resulted in the re-allocation of internal research and development resources from other projects. As a result, there was a delay in integrating the newly acquired VividNet and Analyzer products with Advantage, Medication Risk Manager and our other product offerings. We expect these delays to result in the deferral of material sales and revenue from the fully-integrated products until the fourth quarter of 2007.

In 2004, we initiated development projects to produce new and enhanced products. The first such product, the HSS Medications Risk Manager, was introduced into beta test with one of our large customers in October 2005, and released during the fourth quarter of 2006. This product is not expected to add material revenue during 2007. We introduced our hand-held data collection tool into beta testing at two customer sites in the first quarter of 2007. This product is not expected to add material revenue during 2007, but is expected to increase retention of customers of the HSS Advantage product since many of our customers are looking for a data input device that the clinician can use in the patient’s home. Development of the underlying software will be produced with existing staff. Other research and development expenses associated with these products are not material and will increase slightly to cover costs related to short term software development contractors or consultants that will be used in the development cycle.

We are investigating advanced software development tools that will enhance the user experience, improve developer productivity and improve interoperability with proprietary operating systems used at the desktop, laptop, PDAs and other hand held devices. We believe that the results obtained from using these types of tools will give us a distinct competitive advantage over the traditional client-server models predominant in the industry today. The benefits derived from these tools will be of particular interest to leading edge organizations supporting the interchange of electronic patient health information.

Revenue Recognition

We follow the provisions of Staff Accounting Bulletin No. 104. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled.

Our corporate strategy is to provide our services on a recurring transaction pricing basis. We believe this is a value-based model that more directly relates to our customers’ recognition of revenue. The transaction pricing model differs from the typical licensed software model in that the implementation of transaction-priced services does not result in large up front software license fee revenue but results in a gradual recognition of revenue earned on a transaction by transaction basis over time. This is a similar model to that used by the mobile phone industry. The benefit occurs in the future years where leverage is obtained as a customer grows and continues to pay transaction fees year over year, whereas under the licensed sale model the only revenue realized in the future years is quarterly support and maintenance fees.

Our revenue is classified into two categories: recurring and non-recurring. For the three months ended March 31, 2007, approximately 86% of our total revenue was recurring and 14% was non-recurring.

We generate recurring revenue from several sources, including the processing of clinical assessments which, as mandated by Medicare, require home health care agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge; the processing of data related to Medicare clinical episodes completed during care delivery; the provision of outsourcing services, such as software hosting and other business services; and the sale of maintenance and support for our proprietary software products. Recurring services revenue is typically billed and recognized monthly over the contract term, typically two to three years. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenue are recognized ratably over the contract period. We record cash payments received in advance or at the beginning of a contract as deferred revenue.

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

Stock Based Compensation

Effective January 1, 2006, we began recording compensation expenses associated with stock-based awards and other forms of equity compensation in accordance with FASB Statement No. 123-R, Share-Based Payment (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. We adopted the modified prospective transition method provided under SFAS 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation costs associated with stock-based awards recognized in the fourth quarter of 2006 include (a) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115 applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

	Three Months Ended March 31,
	2007	2006
Net sales	100%	100%
Cost of sales	76%	45%
Gross profit	24%	55%
Operating expenses:
Selling and marketing	33%	18%
Research and development	24%	15%
General and administrative	28%	22%
Depreciation and amortization	2%	3%
Interest	2%	0%
Total operating expenses	89%	58%
Deemed preferred stock dividend	11%	5%
Net loss	(76)%	(8)%

The following tables set forth certain statistical data for each of the periods indicated.

	Three Months Ended March 31,
	2007	2006
Total customers (weighted average)	300	73
Total customers (end of period)	300	71
Weighted average headcount	82	61
Days sales outstanding	62	47

Recurring Revenue
Clinical assessment revenue	$953,467	$1,118,244
Hosting revenue	40,539	—
IVR	104,346	—
Software maintenance revenue	263,885	—
Other	7,006	—
Total recurring revenue	$1,369,243	$1,118,244

Non - Recurring Revenue
Licensed software sales	$85,124	$—
Training and implementation	125,051	93,560
Other	6,688	2,628
Total non-recurring revenue	$216,863	$106,188
Total revenue	$1,586,106	$1,224,432

Net sales increased $361,674 or 30% for the three months ended March 31, 2007 to $1,586,106, compared to $1,224,432 during the same period in 2006. This increase resulted primarily from:

•	$183,735 of revenue from VHT, which we acquired in April 2006;

•	$369,854 of revenue from CKS, which we acquired in May 2006; offset by

•	a $124,000 reduction in the HQS Advantage transaction sales resulting primarily from Amedisys.

Overall revenue increased despite a steady decline in revenue from Amedisys, who accounted for approximately 28% of our revenue for the three months ended March 31, 2007 and 57% of our revenue for the three months ended March 31, 2006. We anticipate that the revenue generated from this customer will continue to decrease through the end of the third quarter of 2007; however, the portion of the business that we will be losing from this customer has historically produced very low margins. We are working to replace this revenue with revenue from other and new customers and revenue that is more profitable.

Cost of sales for the three months ended March 31, 2007 and 2006 were $1,204,313 and $548,976, respectively. These amounts include the employee costs incurred from our customer service department, our data verification department, our implementation department and our training and education department as part of our cost of sales. Other costs include travel for our customer service people, professional fees, accreditation fees, teleconferencing, rent, assessment forms, depreciation expense for our internally developed software, hosted data center expense and shipping. The increase in the cost of sales can be attributed, in large part, to the following increases:

•
Depreciation increased $406,109, which was due to the increase in the amortization of internally developed software by HQS of $49,372 and the addition of amortization of internally developed software for CKS and VHT of $238,545 and $118,191, respectively.

•	Salaries and related expenses increased $153,372, of which $145,601 resulted from the business operations of VHT and CKS and the remaining $7,771 was from the existing product lines.

•	Communications increased $68,648, which was due primarily from and increase of $69,515 for Internet and hosting services used by the CKS products

•
Professional services increased $15,382, of which $10,650 was due to contract employees handling customer support at CKS and the remaining $4,732 was due to increases in the cost of temporary and contract employees brought in to help with the merging of the three product lines to assist in the verification process, partially off set by a decrease in accreditation fees.

•	Travel increased $9,277, of which $6,590 was due to the additional travel associated with sales, training and implementation of the CKS and VHT product lines.

In the first three months of 2007, cost of sales represented approximately 76% of revenue, as compared to approximately 45% of revenue in 2006. This significant increase is a result of the fact that we have not yet fully integrated the operations of VHT and CKS into our own operations and are not realizing the economic benefits of these acquisitions. We continue to incur significant costs in connection with the CKS operations and yet do not realize significant revenue growth from the Vanta products and the CKS products. Once we fully integrate the products and improve product performance and functionality, we expect that we will realize additional revenue from the sale of CKS products and the VHT products and that cost of sales as a percentage of revenue will decline.

Total operating expenses were $1,406,898 for the three months ended March 31, 2007, compared to $709,814 for the three months ended March 31, 2006, resulting in an increase in operating expenses of $697,085 or approximately 98%. For the three months ended March 31, 2007, total operating expenses represented 89% of net sales. For the three months ended March 31, 2006, total operating expenses represented approximately 58% of net sales. Operating expenses were comprised of selling and marketing expenses, research and development and general and administration expenses. As described in more detail below, the significant increase in operating expenses as a percentage of sale was due, in large part, from the issues we experienced completing the improvements to the VividNet product and the difficulties in integrating the VividNet and Analyzer products with the Advantage, Medication Risk Manager and other components of our products. We expect to realize the results of our efforts in the middle of 2007 as we begin to actively market these improved products; however, we do not expect that these efforts will result in revenue until late 2007.

For the three months ended March 31, 2007, selling and marketing expenses increased by $300,624 or 134%. This increase in selling and marketing expense is attributable primarily to increases in:

•	salaries and benefit expense by $261,888, as sales staff was increased to promote our product line;

•
marketing and promotional expenses by $28,248, primarily due to an increase in trade show expense of $21,890 and an increase of $10,386 in advertising for the development of collateral materials and our corporate web sites, $8,016 of which was attributable to the new CKS products and $20,232 of which was for our existing products;

•	communication expenses of $7,372 due primarily to the increase in on line meetings and conference calls with prospective customers; and

•	these were offset by decreases in commissions and outside services of $10,347 and $3,404 respectively.

For the three months ended March 31, 2007, selling and marketing expenses represented approximately 33% of net sales. For the three months ended March 31, 2006, selling and marketing expenses represented 18% of net sales. In 2006, we increased the size of our sales and marketing team to a more reasonable level and in anticipation of being able to market the new products acquired from Vanta and CareKeeper. However, because of the additional testing and development needed on the products, we have only realized minimal revenue growth from the VHT and the CKS products. Based on anticipated new product release dates which are expected in the third quarter of 2007, we anticipate adding an additional sales person by that time to cover the western United States, and we are reassigning one salesperson to work on customer retention and add on sales to existing customers. As we begin to release new products in 2007, we hope to increase revenue and reduce our selling and marketing expenses as a percentage of net sales; however, we do not anticipate that our sales and marketing expenses as a percentage of net sales will be as low as the level we experienced in 2006.

Research and development expenses were $379,709 for the three months ended March 31, 2007 as compared to $180,011 for the three months ended March 31, 2006. Research and development expenses, as a percentage of net sales, increased from approximately 15% for the three months ended March 31, 2006 to approximately 24% for the three months ended March 31, 2007. The increase in research and development expense was due to increases in:

•
Salaries and benefits expense by $170,745, which consisted of $160,776 from the hiring of the CKS and VHT development employees to address changes in our product offerings and integration of our different product offerings, and $9,969 from our existing development employees;

•
travel expenses by $15,528, which consisted primarily of an increase of $4,959 from the acquisitions of Vanta and CareKeeper and an increase of $10,568 associated with the consultants hired to manage our existing product line.

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

General and administration expenses were $439,589 for the three months ended March 31, 2007 and $270,515 for the three months ended March 31, 2007, representing 28% of net sales for the three months ended March 31, 2007  and 22% of net sales for the three months ended March 31, 2006. The increase in general administration expenses is due to increases in:

•	salaries and benefits expenses by $54,367, primarily due to the hiring of two full time employees, namely, a finance analyst and a human resources generalist, and salary increases;

•
occupancy expense by $78,145, primarily due to the CKS office of $33,959 and an increase of $44,186 resulting from increased office space leased at our Tampa location and rent increases for existing space;

•
outside services by $38,522, primarily due to a $10,122 increase in legal fees and an increase of $21,000 in accounting fees for the preparation of our Annual Report on Form 10-K and Registration Statement on SB-2;

•	communications by $10,436, of which $8,536 is due to CKS; and

•	these were offset by a decrease in other expenses by $13,555, primarily due to a decrease in bad debt expenses, due to increased collections activity.

Depreciation expense was $36,353 for the three months ended March 31, 2007 and $33,879 for the three months ended March 31, 2006, resulting in an increase of $2,474 or 7%.

Interest expense was $25,887 for the three months ended March 31, 2007 and $672 for the three months ended March 31, 2006, resulting in an increase of $25,215 resulting primarily from the assumption of the CKS line of credit and note payable.

Liquidity and Capital Resources

At March 31, 2007, we had an accumulated deficit of $17,169,441 compared to $15,966,398 at December 31, 2006. At March 31, 2007 we had a working capital deficit of $639,955 compared to a working capital deficit of $902,092 at December 31, 2006. We incurred net operating losses for the three months ended March 31, 2007 of $1,025,106, as compared to a net loss of $2,455,824 for the twelve months ended December 31, 2006.

During the three months ended March 31, 2007 we drew down an additional $1,300,000 from the facility provided by Stanford for a total draw of $7,400,000. The $1,300,000 includes $700,000 to be used in the second quarter of 2007. As of March 31, 2007, there is $1,850,000 that has not been advanced to us. We believe that the $500,000 available to us and the additional $1,350,000 from the Preferred Stock Purchase Agreement for working capital, together with funds collected from operations, will be sufficient to meet our working capital needs over the next year. An additional $2,650,000 is available to complete acquisitions or for additional working capital purposes in the sole discretion of Stanford.

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

We currently anticipate proceeds made available from Stanford will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through March 31, 2008.

As of March 31, 2007, we had cash totaling $702,484. Significant cash flow activities for the three months ended March 31, 2007 are as follows:

 Cash used in operating activities amounted to $652,895 for the three months ended March 31, 2007, as compared to $42,656 for such activities in the same period of 2006. This increase is primarily attributable to:

•	a decrease in accounts payable of $129,630;

•	a decrease in accrued expenses of $61,470;

•	a decrease in deferred revenue of $55,407; and

•	a net loss of $1,025,106;

However, these uses were partially offset by:

•	certain non-cash items such as depreciation and amortization of $475,409

•	an increase in customer reserve for customer refunds of $120,906 and

Cash used in investing activities was $498,940 for the three months ended March 31, 2007, as compared to $58,885 for the three months ended March 31, 2006. Cash used in investing activities in 2007 is attributable to increases in capitalized software development costs of $254,386, an earnout payment made related to the purchase of CareKeeper of $77,207, adjustment to the purchase price of CareKeeper of $120,906 and increases in property and equipment of $46,441.

Cash provided from financing activities was $1,295,555 for the three months ended March 31, 2007, whereas such activities provided $896,352 during the same period of 2006. The increase in cash provided by financing activities in 2006 is primarily attributed to $1,300,000 in proceeds from the Preferred Stock Purchase Agreement.

Software development cost, net of accumulated amortization, was $3,894,019 at March 31, 2007 compared to $3,880,577 at December 31, 2006. The accumulated amortization at March 31, 2007 and December 31, 2006 was 3,132,490 and $2,693,434, respectively.

Other assets at March 31, 2006 were $499,643 compared to $485,830 at December 31, 2006. These amounts consisted of property and equipment, net of depreciation, of $285,233 and $275,145, prepaid expenses and current assets of $120,249 and $116,024, security deposits and other assets of $94,161 and $94,661, at March 31, 2007 and December 31, 2006, respectively.

Accounts payable and accrued expenses at March 31, 2007 and December 31, 2006 were $691,539 and $889,640, respectively.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2007 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2007, we do not have any material weakness and our disclosures and controls are effective pursuant to Item 307 of Regulation 5-B.

Changes in Internal Control Over Financial Reporting

In late 2006, we hired additional personnel in our finance and accounting department. This has enabled us to resolve our previously disclosed material weaknesses.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth below, we are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property.

On April 19, 2007, we were served with a Verified Complaint in the matter of Xpanxion LLC v. CareKeeper Software, Inc., d/b/a CareKeeper Solutions, Inc. and Health Systems Solutions, Inc. filed in the State Court of Fulton County in the State of Georgia. The Verified Complaint alleges breach of contract and seeks payment of the balance due on a promissory note issued by our subsidiary, or $342,904, plus attorneys’ fees, litigation costs and interest. The promissory note was issued by CareKeeper to a software development company retained by CareKeeper to assist in developing software for one of CareKeeper’s customers. Although we have not yet filed a response in this matter, after reviewing the Verified Complaint and consulting with our advisors, we intend to vigorously defend the action and to assert all appropriate counterclaims.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2005, we entered into a preferred stock purchase agreement with our principal stockholder, Stanford. We agreed to issue to Stanford Series C Convertible Preferred Stock at a price of $2.00 per share, together with warrants exercisable for 3/10 of a share of common stock for each share of Series C Convertible Preferred Stock purchased. Each share of Series C Convertible Preferred Stock is convertible into one half share of common stock and is entitled to one half vote per share. The warrants are exercisable at a price of $0.002 per share. On November 8, 2005, we refinanced the outstanding amount of $1,250,000 payable under a loan from Stanford by issuing 625,000 shares of Series C Convertible Preferred Stock and has issued an additional 2,425,000 shares of preferred stock to meet working capital needs through December 31, 2006. We have an additional 250,000 shares to draw upon under the preferred stock purchase agreement on two weeks’ notice and the agreement provides for an additional 1,325,000 preferred shares that may be sold to Stanford to provide us with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion. The sale of these shares and warrants were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

As required under the preferred stock purchase agreement, warrants to purchase up to an aggregate of 195,000 shares of our common stock at an exercise price of $0.002 per share were issued in conjunction with the issuance of our Series C Convertible preferred stock in the three months ended March 31, 2007. Of the warrants issued in the three months ended March 31, 2007, none were exercised and no shares of common stock were issued. The number of warrants unexercised at March 31, 2007 was 195,000.

Of the outstanding warrants issued in 2006 on January 12, and January 19, 2007, the 142,500 outstanding warrants were exercised, 142,500 shares of common stock were issued and we received $285 representing the excise prices.

On April 6, 2007, our Board of Directors authorized the grant of incentive stock options to purchase 22,500 shares of our common stock to employees under our 2003 Management and Director Equity Incentive Compensation Plan. The options have an exercise price of $0.95 per share and shall vest to the extent of 25% of the respective aggregate granted for each 12 continuous months of employment subsequent to May 15, 2006 with the unexercised portion of such respective options to expire should the employee leave our employment. Also, 27,875 previously issued options were cancelled. The sales and issuances of these securities were deemed to be exempt from registration pursuant to Rule 701 of the Securities Act promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.  Exhibits

(a)  Documents filed as part of this Form 10-QSB.

2.1	Agreement and Plan of Merger dated as of October 16, 2002 among the Company, certain principal shareholders of the Company, HQS and PAL (1)

3.0	Certificate of Incorporation and Change of Domicile (filed on Definitive Proxy Statement with the Securities and Exchange Commission on August 23, 2001)

3.1	Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split) (1)

3.2	Certificate of Amendment to the Company's Articles of Incorporation (designation of Series A Preferred Stock) (1)

3.3	Certificate of Amendment to the Company's Articles of Incorporation (name change) (2)

3.4	Certificate of Designation of Series B Preferred Stock (3)

3.5	Certificate of Amendment to the Company’s Articles of Incorporation (increasing the authorized number of shares of common stock and preferred stock) (4)

3.6	Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split) (6)

3.7	Bylaws (8)

4.1	2003 Management and Director Equity Incentive Compensation Plan (4)

10.1	Securities Purchase Agreement dated as of October 16, 2002, by and among the Company, certain principal shareholders of the Company and Stanford (1)

10.2	Registration Rights Agreement dated as of October 22, 2002 among the Company, Stanford, Daniel Boger, Ronald Stein, Osvaldo Pi, William Fusselmann and Deluxe Investment Company (1)

10.3	March 25, 2004 Amendment to Registration Rights Agreement, dated October 22, 2002, as amended (5)

10.4	Securities Purchase Agreement (Series B Preferred Stock) dated as of April 30, 2003, among the Company and Stanford Venture Capital Holdings, Inc. (3)

10.5	Registration Rights Agreement dated as of April 30, 2003 among the Company and Stanford Venture Capital Holdings, Inc. (3)

10.6	March 25, 2004 Amendment to Registration Rights Agreement, dated April 30, 2003, as amended (5)

10.7	Loan and Security Agreement dated July 6, 2004(7)

10.8	Warrant Purchase Agreement dated July 6, 2004(7)

10.9	Amended and Restated Investor Relations Agreement with American Capital Ventures, Inc., dated August 5, 2004 (8)

10.10	Registration Rights Agreement dated July 6, 2004(7)

10.11	Warrant Assignment Agreement dated July 6, 2004(7)

10.12	Escrow Agreement with Deluxe Investment Company (8)

10.13	Deluxe Investment Company Purchase Agreement (8)

10.14	First Amendment to Loan and Security Agreement (8)

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on November 1, 2002.

(2)	Previously filed on the Company's Definitive Information Statement with the Securities and Exchange Commission on November 15, 2002.

(3)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on May 15, 2003.

(4)	Previously filed within the Company’s Definitive Information Statement filed with the Securities and Exchange Commission on June 3, 2003.

(5)	Previously filed on the Company’s Form 10-KSB Annual Report for the year ended December 31, 2003.

(6)	Previously filed on the Company's Definitive Information Statement with the Securities and Exchange Commission on June 17, 2004.

(7)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on July 6, 2004.

(8)	Filed on Form SB-2 Registration Statement (as amended) with the Securities and Exchange Commission on July 8, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2007

HEALTH SYSTEMS SOLUTIONS, INC.

By:	/s/ B. M. Milvain
B. M. Milvain, President Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 17, 2007.

SIGNATURE	TITLE

/s/ B. M. Milvain	Principal Executive Officer, President and Director
B. M. Milvain

/s/ Susan Baxter Gibson	Principal Financial Officer
Susan Baxter Gibson