Form 10QSB
period 2007-06-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2007-08-14
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,659,111 shares of common stock as of July 28, 2007.

Transitional Small Business Disclosure Form (check one): Yes ☐  No ☒

HEALTH SYSTEMS SOLUTIONS, INC.

FORM 10-QSB

PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash	$42,034
Accounts receivable, net of allowance for doubtful accounts
of $158,326	911,586
Prepaids and other current assets	158,539

Total current assets	1,112,159

Property and equipment, net of accumulated depreciation
and amortization of $558,620	322,797

Software development costs, net of accumulated amortization
of $3,596,056	3,595,739

Security deposits	25,101

Long term receivable from stockholder	71,177

Total assets	$5,126,973

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligation	$11,684
Accounts payable	597,721
Accrued expenses	338,110
Deferred revenue	843,238
Customer deposits	103,521
Note payable - bank	229,000
Loans payable	336,032
Reserve for customer refunds	40,302

Total current liabilities	2,499,608

Capital lease obligation, net of current portion	21,422

Total liabilities	2,521,030

Stockholders' equity
Preferred Stock; 15,000,000 shares authorized;
Series C $2.00 Convertible; 4,625,000 authorized,
3,800,000 shares issued and outstanding	7,600,000
Common Stock; $.001 par value; 150,000,000 shares authorized;
6,608,407 shares issued and outstanding	6,608
Additional paid-in capital	13,426,546
Accumulated deficit	(18,427,211)

Total stockholders' equity	2,605,943

Total liabilities and stockholders' equity	$5,126,973

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net sales	$1,415,018	$1,880,498	$3,001,124	$3,104,930
Cost of sales	1,152,624	1,003,515	2,356,937	1,552,491

Gross profit	262,394	876,983	644,187	1,552,439

Operating expenses
Selling and marketing	543,885	371,043	1,069,246	595,780
Research and development	368,455	277,598	748,164	457,609
General and administrative	538,048	556,510	977,637	827,025
Depreciation and amortization	40,701	35,824	77,054	69,703
Interest	8,120	7,816	34,007	8,488

Total operating expenses	1,499,209	1,248,791	2,906,108	1,958,605

Net loss	(1,236,815)	(371,808)	(2,261,921)	(406,166)

Deemed preferred stock dividend	20,955	139,487	198,892	206,197

Net loss applicable to common shareholders	$(1,257,770)	$(511,295)	$(2,460,813)	$(612,363)

Basic and diluted net loss per share	$(0.19)	$(0.09)	$(0.38)	$(0.11)

Basic and diluted weighted average shares outstanding	6,581,621	5,855,204	6,488,767	5,736,215

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:

Net loss	$(2,261,921)	$(406,166)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation expense	18,898	15,402
Depreciation and amortization of property and equipment	77,054	69,703
Amortization of software development costs	902,623	303,474
(Gain) or loss on fixed assets disposals	2,158	-
Changes in operating assets and liabilities:
Accounts receivable	146,728	(633,048)
Allowance for doubtful accounts	(144,282)	78,828
Royalties and referral fees receivable	6,900	(2,465)
Prepaid expenses and other current assets	(49,416)	(23,726)
Security deposits	(1,617)	-
Accounts payable	29,403	(284,565)
Accrued expenses	(2,212)	(3,872)
Deferred revenue	(74,256)	(119,294)
Reserve for customer refunds	(80,604)	-
Customer deposits	12,741	(24,029)

Net cash used in operating activities	(1,417,803)	(1,029,758)

Cash flow from investing activities:
Purchase of VantaHealth Technologies, LLC..	-	(1,034,493)
Purchase of CareKeeper Software, Inc.	-	(17,847)
Acquisition of cash from CareKeeper Software, Inc.	-	26,420
Earn out payment made related to the purchase of CareKeeper Software, Inc.	(77,207)	-
Purchase of property and equipment	(91,811)	(32,539)
Increase in software development costs	(419,672)	(258,880)

Net cash used in investing activities	(588,690)	(1,317,339)

Cash flow from financing activities:
Repayment of capital lease obligation	(10,912)	(8,963)
Repayment of loans payable	-	(260,536)
Proceeds from the issuance of Common Stock	675	35,720
Proceeds from the issuance of Series C Preferred Stock	1,500,000	2,400,000

Net cash provided by financing activities	1,489,763	2,166,221

Decrease in cash	(516,730)	(180,876)

Cash, beginning of period	558,764	338,930

Cash, end of period	$42,034	$158,054

Supplemental cash flow data:
Cash paid during the period for interest expense	$34,007	$8,488
Cash paid during the period for income taxes	$-	$-

Non cash financing and investing activities:
Equipment acquired under capital lease	$35,053	$-

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the six-months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2007.

The consolidated financial statements include the accounts of the Company and its subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation: On April 6, 2007, the Company’s Board of Directors unanimously voted to authorize that incentive stock options to purchase 22,500 shares of the Company’s common stock be granted to its employees under the 2003 Management and Director Equity Incentive and Compensation Plan. The options have an exercise price of $0.95 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve months of employment subsequent to May 15, 2006, with the unexercised portion of such respective options to expire April 6, 2012 or should the employee leave the employ of the Company. Also, 27,875 previously issued options were cancelled. As of June 30, 2007, 430,750 options were issued leaving an unissued stock option balance of 69,250.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the second quarter of 2007 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. The following assumptions were used for grants during the six months ended June 30, 2007 and 2006:

	2007	2006

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	5.0%	5.0%
Expected volatility	161.9%	165.7%

The Company recorded $8,910 and $9,224 and $18,898 and $15,402 of stock-based compensation expense relative to stock options for the three and six months ended June 30, 2007 and 2006, respectively, in accordance with SFAS 123R.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

A summary of stock option activity for the six months ended June 30, 2007 is presented as follows:

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2006	436,125	$1.648
Granted	22,500	0.950
Exercised	-	-
Forfeited	(27,875)	2.130
Balance at June 30, 2007	430,750	$1.580

Options exercisable at June 30, 2007	246,039	$1.701

Weighted average fair value of options granted during the period		$.82

The following table summarizes information about employee stock options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at June 30,	Contractual	Exercise	at June 30,	Exercise
Price	2007	Life	Price	2007	Price

$ 2.00	203,500	1.9 years	$2.00	148,501	$2.00
$ 3.50	37,500	2.9 years	$3.50	18,750	$3.50
$ 3.90	11,250	2.9 years	$3.90	5,625	$3.90
$ 0.33	118,125	3.9 years	$0.33	58,069	$0.33
$ 1.01	37,875	3.9 years	$1.01	9,469	$1.01
$ 0.95	22,500	4.8 years	$0.95	5,625	$0.95
	430,750		$1.580	246,039	$1.701

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

NOTE 4 - PREFERRED STOCK PURCHASE AGREEMENT

On November 8, 2005, the Company entered into a Preferred Stock Purchase Agreement with its principal stockholder, Stanford International Bank Ltd (“Stanford”). The Company agreed to issue to Stanford its Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants to purchase 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Preferred Stock is convertible into one half share of common stock and is entitled to one half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of any common stock, an amount equal to the stated value per share. The Warrants are exercisable at a price of $0.002 per share. At June 30, 2007, the Company has an availability of $500,000 to draw down under the Preferred Stock Purchase Agreement and the agreement calls for an additional $1.15 million that may be sold to Stanford to provide it with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE 5 - EQUITY TRANSACTIONS

On April 13, and April 18, 2007, the 195,000 outstanding warrants from the quarter ended March 31, 2007 were exercised, 195,000 shares of common stock were issued by the Company, and the Company received $390.00 representing the exercise price.

From April 2007 through June 2007, the Company issued a total of 100,000 shares of its Series C Preferred Stock to its principal stockholder, Stanford. As required under the Preferred Stock Purchase Agreement, warrants to purchase an aggregate of 30,000 shares of the Company’s common stock were issued. Of the Series C Preferred Stock purchases, $20,955 has been attributed to the fair value of the warrants and included in additional paid in capital. All 30,000 of the warrants were unexercised at June 30, 2007.

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

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

With respect to the earn out payment for the year ended December 31, 2006 which is based on a percentage of the cash collected relating to the gross revenue earned from May 15, 2006 to December 31, 2006, the Company had provided in 2006 for the $77,207 that was paid in February and March 2007 to the sellers of CareKeeper in accordance to the purchase agreement. Such amount had also been included in the Company’s intangible assets as of December 31, 2006.

Additionally, included in the Company’s intangible assets is a reserve for customer refunds for $120,906 which was identified in the first quarter 2007. As of June 30, 2007, approximately $80,000 has been paid and $40,000 has been accrued for.

In connection to the contingent payment for the year ended December 31, 2006, consisting of the Company’s shares of common stock as described above, this payment is based on the achieving of certain pre-approved milestones relating to the operating revenues of CKS from May 15, 2006 to December 31, 2006. In accordance with the agreement, the former shareholders were entitled to 50,704 shares of the Company’s common stock which were issued on July 10, 2007. The value of those shares will be recorded as an addition to the Company’s intangible assets in the third quarter 2007.

In connection with this transaction, CKS entered into employment agreements with Jake C. Levy and Dorothy A. Levy. Pursuant to his employment agreement, Mr. Levy will serve as the chief executive officer of CKS. The employment agreement provides for an annual base salary of $156,000 and has an initial term of three years. The employment agreement also provides for bonuses as determined by the Company’s Board of Directors and options to purchase 15,000 shares of the Company’s common stock, which were granted on April 6, 2007. Pursuant to her employment agreement, Ms. Levy will serve as director of quality assurance of CKS. The employment agreement provides for an annual base salary of $105,000 and has an initial term of three years. The employment agreement also provides for annual bonuses as determined by the Company’s Board of Directors and options to purchase 7,500 shares of the Company’s common stock, which were granted on April 6, 2007.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

	CKS	VHT
Purchase price	$168,960	$1,087,034
Total assets	$(242,122)	$(129,965)
Total liabilities	$2,587,264	$411,351
Identifiable intangible assets	$2,514,102	$1,368,420

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Vanta and CareKeeper had occurred as of the following period:

Six months ended
June 30, 2006

Net revenues	$4,141,913

Net loss applicable
to common shareholders	$(1,469,001)

Basic and diluted
net loss per share	$(0.26)

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

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

The promissory note was issued by CareKeeper to a software development company retained by CareKeeper to assist in developing software for one of CareKeeper’s customers. Management believes that Xpanxion has breached its contracts with CareKeeper by, among other things, failing to develop software products for CareKeeper as required by the parties’ agreements. On May 24, 2007, the Company filed their answers, defense and counterclaim and their demand for arbitration. The Company is waiting for a preliminary mediation session to be scheduled and completed before scheduling the arbitration hearing.

NOTE 8 - SUBSEQUENT EVENTS

On July 10, 2007, the Company issued 50,704 shares of common stock as additional consideration to be paid in connection with the stock purchase of CareKeeper.

On July 12, July 19 July 26, August 2 and August 9, 2007, the Company issued 50,000, 100,000, 100,000, 62,500 and 62,500 shares, respectively, of its Series C Preferred Stock to its principal shareholder, Stanford. As required under the Preferred Stock Agreement, warrants to purchase an aggregate of 112,500 shares of the Company’s common stock were also issued.

The Company and Stanford have negotiated a series of documents pursuant to which Stanford will invest up to an additional $7,850,000 in the Company. This investment will be made through the purchase of a combination of (i) Series D Convertible Preferred Stock (the “Series D Stock”) and 427,500 warrants to purchase shares of common stock resulting (the “A Warrants”) in gross proceeds of up to $2,850,000, and (ii) Secured Convertible Debentures (the “Debentures”) and 1,250,000 warrants to purchase shares of common stock (the “B Warrants”) resulting in gross proceeds of up to an additional $5,000,000. The shares of Series D Stock shall be convertible into 712,500 shares of the Company’s common stock at an initial conversion price of $2.00 per share. The Debenture shall be convertible initially into the Company’s preferred stock at a conversion price of $2.00 per share, subject to adjustment, and thereafter convertible into common stock at a conversion price of $2.00 per share, subject to adjustment. The A Warrants will be exercisable at a price of $0.001 per share, subject to adjustment. The B Warrants will be exercisable at a price of $1.00 per share, subject to adjustment. The Series D Stock and A Warrants shall be purchased from time to time in connection with projections delivered by the Company management to Stanford to fund working capital and growth. The Debentures and B Warrants will be purchased from time to time in connection with acquisitions identified by management and approved by Stanford. The documents have been executed by the Company and are subject to execution by Stanford. The Company is materially dependent on Stanford to execute the proposed documents and make the investment contemplated by the documents.

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

This integration and software development program has lasted significantly longer than originally expected. The additional expenses associated with the integration have resulted in significantly higher costs of sale for items such as salaries, professional services and communications expenses. We are incurring costs associated with the Vanta and Carekeeper operations but are not realizing any significant additional revenue. Management had expected to replace the revenue lost from a significant customer with the revenue generated from the sale of the Vanta and Carekeeper products. Yet, we have not been able to realize significant additional revenue from these products. These issues have resulted in significantly lower gross margins and higher net loss for the last two quarters. This is a trend that management is attempting to reverse.

We continue to work on the enhancements to the software acquired from CareKeeper. Upon completion of the product testing and any necessary enhancements to the programs, we will begin marketing the fully-integrated suite of products. We anticipate that sales efforts for the new products will begin in the third quarter of 2007 and that the revenue generated from these sales efforts will be realized in the first quarter of 2008.

The Company and Stanford have negotiated a series of documents pursuant to which Stanford will invest up to an additional $7,850,000 in the Company. This investment will be made through the purchase of a combination of (i) Series D Convertible Preferred Stock (the “Series D Stock”) and 427,500 warrants to purchase shares of common stock resulting (the “A Warrants”) in gross proceeds of up to $2,850,000, and (ii) Secured Convertible Debentures (the “Debentures”) and 1,250,000 warrants to purchase shares of common stock (the “B Warrants”) resulting in gross proceeds of up to an additional $5,000,000. The shares of Series D Stock shall be convertible into 712,500 shares of the Company’s common stock at an initial conversion price of $2.00 per share. The Debenture shall be convertible initially into the Company’s preferred stock at a conversion price of $2.00 per share, subject to adjustment, and thereafter convertible into common stock at a conversion price of $2.00 per share, subject to adjustment. The A Warrants will be exercisable at a price of $0.001 per share, subject to adjustment. The B Warrants will be exercisable at a price of $1.00 per share, subject to adjustment.

The Series D Stock and A Warrants shall be purchased from time to time in connection with projections delivered by the Company management to Stanford to fund working capital and growth. The Debentures and B Warrants will be purchased from time to time in connection with acquisitions identified by management and approved by Stanford.

The documents have been executed by the Company and are subject to execution by Stanford. The Company is materially dependent on Stanford to execute the proposed documents and make the investment contemplated by the documents.

On August 2, 2007, the Company announced that effective September 1, 2007, Stanley Vashovsky will replace B.M. Milvain as Chairman of the Board and Chief Executive Officer. Mr. Milvain had previously announced his desire to retire.

Evaluation of Company Performance and Financial Condition

Since our administrative staffing levels and fixed expenses are relatively stable, the principle factor our management analyzes in evaluating our performance is changes in our principal sources of revenue. Management, therefore, focuses primarily on the volume of transactions per site added and the type of transactions processed and the retention of customers evidenced by recurring maintenance fees to evaluate our performance. To a lesser extent, management evaluates the efficiency of our operation and our staffing levels by reviewing changes in our revenue per employee (which is determined by dividing revenue during a period by the weighted average headcount). To evaluate the effectiveness of our finance department and the strength of our financial position, management reviews our days of sales outstanding for each period.

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

We have incurred significant net losses since our inception. These losses have increased significantly since our acquisitions. For the year ended December 31, 2006, we incurred net losses of $2,455,824. For the six months ended June 30, 2007, we incurred net losses of $2,261,921. At June 30, 2007, we had an accumulated deficit of $18,427,211. Our continued operating losses have contributed to the deterioration of our cash position and the decline of our working capital. We expect that cash on hand, together with funds available to us under our agreement and proposed agreement with our principal stockholder Stanford will permit us to fund our operations for the next year. However, Stanford has not yet executed the investment documents and the funding by Stanford is subject to a number of conditions, including the achievement of certain projections and the consummation of certain acquisitions. There can be no assurance that we will meet these projections or identify acquisition candidates acceptable to Stanford. If Stanford does not make funds available to us, over which Stanford has discretion, we will require additional external funding. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations.

 The difficulties encountered with the integration of the technologies acquired and software development generally have contributed significantly to our operating losses and no assurance can be given that these issues will be resolved in the near future.

Since the acquisitions of Vanta and Carekeeper in the second quarter of 2006, we have been working on integrating and improving the software solutions acquired. This has been more time-consuming and expensive than originally contemplated. The additional expenses and delay in realizing any significant additional revenue from these acquisitions is responsible for the significant increase in operating losses over the last three quarters. Management expects to have these issues resolved by the third quarter of 2007 and that the Company will begin to realize additional revenue from the software solutions acquired in 2008; however, no assurance can be given that these issues will be resolved by then, that the Company will realize significant revenue from these improved software solutions or that operating losses will decline as a result.

We may fail to realize the anticipated synergies, cost savings and other benefits expected from the VantaHealth Technologies, LLC. and CareKeeper Software, Inc. acquisitions and this could cause the value of our company and our common stock to decline.

We acquired CareKeeper and Vanta, two companies that have previously operated independently, with the expectation that these acquisitions would create opportunities to leverage the combined product offerings and other benefits from operating the combination of businesses with our historical operations; however, in order to realize this, we must successfully integrate their operations and technology into HSS. To date, the integration of customer service, technology and implementation services (e.g. product management, training and education) has been difficult, expensive and time-consuming. We have not yet maximized the financial benefits from these acquisitions, and there can be no assurance that we ever will. Moreover, the delay in completing these integrations, the failure to realize any significant revenue from the acquisitions and the significant expenses associated with the integrations has resulted in significant operating losses. Our results of operation and the value of our common stock may decline if we are unable to achieve the benefits expected from integration of these businesses.

We expect that changes to the pricing models for the products of the acquired companies will negatively affect the operating results of our new VHT subdivision.

We are changing the pricing models for our HSS Analyzer product to include not only the option of an up-front charge for the software license but also to a transaction pricing model. Management believes that this change may, for a period of time, result in a decline in revenue from this division compared to the results that would have been attained under the historic license pricing model (which contemplates an annual fee, based on the software license price). However, based on our experience with the HSS Advantage transaction pricing model, we anticipate that our revenue will increase, over time, as our customers pay monthly for the transactions they process (compared to the historic license model).

We expect to lose a significant amount of business from a current customer that accounts for approximately 26% of our total revenue, the result of which may be increased loss from operations.

We have one customer, Amedisys, Inc., that accounted for approximately 26% of our revenue for the six months ended June 30, 2007 and 40% of our revenue for the six months ended June 30, 2006. Amedisys has developed a proprietary clinical software system to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. This product has similar functionality to our Advantage product that Amedisys is currently utilizing. In the third quarter of 2006, Amedisys notified us that they will be distributing hand held computers to their full time nursing staff which will eliminate the need for verification services on the assessments processed on the hand held computer, a service for which Amedisys currently utilizes us. We anticipate that revenue generated by Amedisys will continue to decrease significantly through the end of the third quarter of 2007. The loss of revenue from this customer has over the last three periods and will continue to materially decrease our revenue and may result in additional operating losses.

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

We expanded our computer operations infrastructure in anticipation of our current and future customer growth potential. Additionally, we must continue to develop and expand our services and operations infrastructure as the number of individual users accessing our services increases. Our anticipated expansion demands an unusual amount of focus on the transaction processing needs of our current and future customers for quality, on-line response time and reliability, as well as timely delivery of information and support. This development and expansion has placed, and we expect it to continue to place, strain on our managerial, operational and financial resources. Any material failure on our part to develop and maintain our service levels could significantly adversely affect our reputation and brand name which could reduce demand for our services and adversely affect our business financial condition and operating results.

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

As of July 31, 2007, our principal shareholder, Stanford, controlled approximately 80% of our common stock and is in the process of acquiring additional securities convertible and exercisable into additional shares of common stock. This shareholder is able to control the outcome of shareholder votes, including votes concerning amendments to our charter and by-laws and the approval of significant corporate transactions like a merger or sale of our assets. Although none of our directors or officers is affiliated with Stanford or has any relationships with Stanford, Stanford is able to control the election of the board of directors through its ownership of a majority of our common stock. In addition, Stanford has provided us with significant financing. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.

We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock.

Our articles of incorporation permit our Board of Directors to issue up to 15,000,000 shares of preferred stock without shareholder approval. As of June 30, 2007, 3,800,000 shares of the preferred stock are issued and outstanding. Shares of preferred stock, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and applicable Nevada law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our common stock.

Research and Development

The acquisition of CareKeeper included an ongoing research and development project that CKS initiated in late 2002 that entailed redeveloping the CKS VividCare client server-based software system to a web-based system known as VividNet. Approximately 48 of our customers are currently using VividNet. Early adopters of the VividNet software experienced slow system response times. Components requiring remediation have been identified and remediation efforts continue. Whereas at acquisition time we suspended sales of VividNet until these issues could be resolved we have been actively marketing and implementing the private pay, staffing and Medicaid aspects of the VividNet solution. We have completed over 20 implementations in the last two quarters of 2006 and in the first two quarters of 2007. We are accepting orders for the Medicare portion of the VividNet solution for implementation in the third quarter of 2007.

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

In January 2006, Centers for Medicare and Medicaid Services, or CMS, announced that a significant change would occur in Medicare rules relating to establishing pay-for-performance methodologies into home care by late 2008. Also in 2006, a second initiative was announced by the federal government to establish interchangeable electronic medical record data. In response to these announcements we initiated a research and development project to define requirements that will ensure our services meet our customers’ needs under these anticipated new mandates and that we maintain our competitive position in the market. The first phase of the project, developing a new database structure, was completed in February 2007. Since announcing these initiatives in 2006, CMS introduced in early 2007 an additional short term requirement to meet a HIPAA regulation as well as changes to the home health Prospective Payment System for 2008. These recent announcements have caused HSS and other homecare software vendors to redirect development resources to meet these mandates. The first is the introduction, by May 23, 2007, of the National Provider Identifier as mandated by Congress. Three of HSS software solutions were affected by this mandate. Though HSS met the mandate for two of these systems, the third, an eight-year old version of Carekeeper, VividCare, did not meet the May deadline. HSS expects to complete and deliver the changes to VividCare software early in the third quarter. The second, a major revision to the CMS Prospective Payment System regulations requires considerable changes, due prior to January 1, 2008, to all software used for processing Medicare. The impact of the changes is not completely understood because the final rule that establishes the regulations has not been published by CMS.

In 2004, we initiated development projects to produce new and enhanced products. The first such product, the HSS Medications Risk Manager, was introduced into beta test with one of our large customers in October 2005, and released during the fourth quarter of 2006. This product is not expected to add material revenue during 2007. We introduced our hand-held data collection tool into beta testing at two customer sites in the first quarter of 2007. This product is not expected to add material revenue during 2007, but is expected to increase retention and enhance sales of customers of the HSS Advantage and HSS VividNet products since many of our customers are looking for a data input device that the clinician can use in the patient’s home. Development of the underlying software was produced with existing staff. Other research and development expenses associated with these products are not material and will increase slightly to cover costs related to short term software development contractors or consultants that will be used in the development cycle.

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

Our corporate strategy is to provide our services on a recurring transaction pricing basis for those services which are transaction based. We believe this is a value-based model that more directly relates to our customers’ recognition of revenue. The transaction pricing model differs from the typical licensed software model in that the implementation of transaction-priced services does not result in large up front software license fee revenue but results in a gradual recognition of revenue earned on a transaction by transaction basis over time. This is a similar model to that used by the mobile phone industry. The benefit occurs in the future years where leverage is obtained as a customer grows and continues to pay transaction fees year over year, whereas under the licensed sale model the only revenue realized in the future years is quarterly support and maintenance fees.

Our revenue is classified into two categories: recurring and non-recurring. For the six months ended June 30, 2007, approximately 88% of our total revenue was recurring and 12% was non-recurring.

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

We generate non-recurring revenue from transactions in which we license our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue is recognized as the customization services are performed. For multiple element arrangements, such as software licenses, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2. Also, the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FASB 115”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB 115 applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Sales	100%	100%	100%	100%
Cost of Sales	81%	53%	79%	50%
Gross Profit	19%	47%	21%	50%
Operating Expenses:
Selling and marketing	38%	20%	36%	19%
Research and development	26%	15%	25%	15%
General and administrative	38%	30%	33%	27%
Depreciation and amortization	3%	2%	3%	2%
Interest	1%	0%	1%	0%
Total operating expenses	106%	67%	98%	63%
Deemed Preferred Stock Dividend	1%	7%	7%	7%
Net income (loss)	(88)%	(27)%	(84)%	(20)%

The following tables set forth certain statistical data for each of the periods indicated.

	Six Months Ended June 30,
	2007	2006
Total customers (weighted average)	299	327
Total customers (end of period)	297	333
Weighted average headcount	80	84
Days sales outstanding	66	67

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Recurring Revenue
Clinical Assessment Revenue	$828,815	$1,180,253	$1,782,283	$2,298,499
Hosting Revenue	36,985	28,775	77,522	28,775
IVR	118,123	48,794	222,469	48,794
Software Maintenance Revenue	265,068	215,146	528,953	215,146
Other	27,276	7,736	34,283	7,736
Total Recurring Revenue	$1,276,267	$1,480,704	$2,645,510	$2,598,950
Non Recurring Revenue

Licensed Software Sales	$26,982	$107,206	$112,105	$107,206
Training and Implementation	108,855	274,595	233,907	368,155
Other	2,914	17,993	9,602	30,619
Total Non Recurring Revenue	$138,751	$399,794	$355,614	$505,980
Total Revenue	$1,415,018	$1,880,498	$3,001,124	$3,104,930

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net sales decreased $465,480 or 25% for the three months ended June 30, 2007 to $1,415,018, compared to $1,880,498 during the same period in 2006. This decrease resulted primarily from a $546,824 reduction in revenue from sales of the HSS Advantage product  primarily due to the Amedisys roll out of their internally developed software, a decrease in training revenue and development of $180,311 due to two large new customers that went live in 2006. This was offset, in small part, by revenue generated from the sale of the Vivid and Analyzer products.

Overall revenue decreased in part due to a steady decline in revenue from Amedisys, who accounted for approximately 25% of our revenue for the three months ended June 30, 2007 and 32% of our revenue for the three months ended June 30, 2006. We anticipate that the revenue generated from this customer will continue to decrease through the end of the third quarter of 2007; however, the portion of the business that we will be losing from this customer has historically produced very low margins. We are working to replace this revenue with revenue from other and new customers and revenue that is more profitable. Management had expected to replace this revenue with revenue from the sale of the software products purchased from Vanta and Carekeeper; however, because of the integration issues, the Company has yet to achieve significant revenue from the sale of these products.

Cost of sales for the three months ended June 30, 2007 and 2006 was $1,152,624 and $1,003,515, respectively, resulting in an increase of $149,109 or 15%, despite a 25% decline in revenue. The increase in the cost of sales can be attributed, in large part, to the following:

•
Depreciation expense increased $193,041, which was due to the increase in the amortization of internally developed software for HSS Advantage of $53,278 resulting primarily from the Iflex Development Project undertaken in 2006, $8,883 for HSS Analyzer and $130,880 from HSS Vivid resulting from the recognition of three months of amortization of internally developed software compared to only a month and a half in 2006.

•	Salaries and related expenses increased $40,252, of which $39,115 is due to recognition of three months of expense for HSS Vivid compared to only a month and a half in 2006.

These increases were offset in part by a decrease in professional services of $109,944. The primary reason for the decrease was the training and implementation consultants that were used to implement two large customers in 2006 were not used in 2007.

For the three months ended June 30, 2007, cost of sales represented approximately 81% of revenue, as compared to approximately 53% of revenue in 2006. This significant increase is a result of the loss of revenue from Amedisys as well as the failure to fully integrate the operations of the HSS Analyzer and HSS Vivid products into our own operations and not realize the economic benefits of these acquisitions. We continue to incur significant costs in connection with the HSS Vivid products and yet do not realize significant revenue growth from both the HSS Vivid products and HSS Analyzer. Once we fully integrate the products and improve product performance and functionality, we expect that we will realize additional revenue from the sale of the HSS Advantage and HSS Vivid products and that cost of sales as a percentage of revenue will decline.

Total operating expenses were $1,499,209 for the three months ended June 30, 2007, compared to $1,248,791 for the three months ended June 30, 2006, resulting in an increase in operating expenses of $250,418 or approximately 20%. For the three months ended June 30, 2007, total operating expenses represented 106% of net sales. For the three months ended June 30, 2006, total operating expenses represented approximately 66% of net sales. Operating expenses were comprised of selling and marketing expenses, research and development and general and administration expenses. The significant increase in operating expenses as a percentage of sales was due, in large part, from the issues we experienced completing the improvements to the VividNet product and the difficulties in integrating the HSS VividNet and HSS Analyzer products with the HSS Advantage, Medication Risk Manager and other components of our products. We expect to realize the results of our efforts by the end of the third quarter of 2007 as we begin to actively market these improved products; however, we do not expect that these efforts will result in revenue until early 2008.

For the three months ended June 30, 2007, selling and marketing expenses were $543,885 as compared to $371,043 for the three months ended June 30, 2006. This represents an increase of $172,842 or 47%, despite a 25% decrease in net sales. This increase in selling and marketing expense is attributable primarily to the following:

•
salaries and benefit expense increased $155,266, as sales staff was increased to promote our expanded product lines and a Vice President of Product Management and Marketing was added in December 2006 and the shift of personnel from administration to sales;

•	travel expense increased $9,763 due to the increased number of sales staff and increased travel to regional and national trade shows;

•	marketing and promotional expense increased $6,467 primarily due to increased trade show and printed collateral expense;

•	communication expense increased $5,456 due primarily to the increase in on line meetings and conference calls with prospective customers; and

•	commission expense increased $3,926.

For the three months ended June 30, 2007, selling and marketing expenses represented approximately 38% of net sales. For the three months ended June 30, 2006, selling and marketing expenses represented 20% of net sales. For the three months ended June 30, 2007, sales and marketing increased by 46% over sales and marketing expenses for the three months ended June 30, 2006, despite a 25% decrease in cost of sales. In the third quarter of 2006, we increased the size of our sales and marketing team in anticipation of being able to market the new products acquired from Vanta and CareKeeper. However, because of the additional testing and development needed on the products, we have only realized minimal revenue growth from the VHT and the CKS products. Based on anticipated new product release dates which are expected in the third quarter of 2007, we added an additional sales person in the beginning of the third quarter, to cover the western United States, and we are reassigning one salesperson to work on customer retention and add on sales to existing customers. As we begin to release new products in late 2007, we hope to increase revenue and reduce our selling and marketing expenses as a percentage of net sales; however, we do not anticipate that our sales and marketing expenses as a percentage of net sales will be as low as the level we experienced in 2006.

Research and development expenses were $368,455 for the three months ended June 30, 2007 as compared to $277,598 for the three months ended June 30, 2006. Research and development expenses, as a percentage of net sales, increased from approximately 15% for the three months ended June 30, 2006 to approximately 26% for the three months ended June 30, 2007. The increase in research and development expense was due to the additional work necessary to resolve the technology issues associated with the HSS Vivid products. We anticipate that research and development expenses will remain at the current level over the next 12 months as we continue to improve and integrate our products and prepare for the P4P regulations. We do not anticipate the need to increase the size of our development staff to accomplish this work. Since our industry is characterized by rapidly evolving technology, research and development will always be a significant expense.

General and administrative expenses decreased by $18,462 to $538,048 for the three months ended June 30, 2007 from $556,510 for the three months ended June 30, 2006; however, because of the significant decrease in net sales, general and administrative expenses represented 38% of net sales for the three months ended June 30, 2007 as compared to 30% of net sales for the three months ended June 30, 2006. The rise in general and administrative expenses as a percentage of net sales is the result of expenses like rent, legal and accounting which management believes are at minimum levels that cannot be reduced further regardless of the change in net sales.

Depreciation expense was $40,701 for the three months ended June 30, 2007 and $35,825 for the three months ended June 30, 2006, resulting in an increase of $4,876 or 14% resulting primarily from CKS.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net sales decreased $103,806 or 3% for the six months ended June 30, 2007 to $3,001,124, compared to $3,104,930 during the same period in 2006. This decrease resulted primarily from a reduction in Amedisys revenue of $433,787 due to the Amedisys roll out of their internally developed software and a decrease in training and implementation revenue of $134,240 due to two large new customers that went live in 2006. This was offset, in part, by:

•
an increase in revenue from the HSS Vivid products of $433,770, which we acquired in May 2006 and for which we reported only 45 days of revenue for the six months ended 2006 compared to 90 days in 2007, and

•	an increase in revenue from the HSS Analyzer of $201,164, which we acquired in April 2006 and for which we reported only three months of revenue in 2006, compared to six months in 2007.

Overall revenue decreased in part due to a steady decline in revenue from Amedisys, which accounted for approximately 27% of our revenue for the six months ended June 30, 2007 and 39% of our revenue for the six months ended June 30, 2006. We anticipate that the revenue generated from this customer will continue to decrease through the end of the third quarter of 2007; however, the portion of the business that we will be losing from this customer has historically produced very low margins. Management had expected to replace this revenue with revenue from other and new customers as well as revenue from the sale of the Vanta and Carekeeper products; however, because of the integration issues, the Company has yet to achieve significant revenue from the sale of these products.

Cost of sales for the six months ended June 30, 2007 increased to $2,356,938 from $1,552,491 for the six months ended June 30, 2006. Cost of sales increased by 52% despite a 3% decrease in net sales. The increase in the cost of sales can be attributed, in large part, to the following:

•
Depreciation increased $599,149 due to the increase in the amortization of internally developed software for HSS Advantage of $102,650 and increases from the HSS Analyzer and HSS Vivid products of $127,024 and $369,425, respectively, due to reported partial periods in 2006 and a full six months in 2007;

•
Salaries and related expenses increased $193,573, of which $160,955 was related to HSS Vivid products and $22,767 was from the HSS Analyzer product which resulted primarily from the partial periods in 2006, which are mentioned above;

•	Communications expense increased $87,998, of which $86,681 was primarily for hosted data services for six months for the Vivid products in 2007 compared to 45 days in 2006;

•	Travel expense increased $14,417 due primarily to customer site visits and our out or town staff training at our Tampa location; and

•	Occupancy expense increased by $12,433, due to an increase in office space at our Tampa location.

Expenses were offset by a decrease in professional services of $94,562. The primary reason for the decrease was that training and implementation consultants that were used to implement two large customers in 2006 were not used in 2007. Other expenses decreased by $11,571 primarily from a decrease in software support fees.

For the six months ended June 30, 2007, cost of sales represented approximately 79% of revenue, as compared to approximately 50% of revenue in 2006. This significant increase results from the fact that we have not yet fully integrated the operations of the HSS Analyzer and HSS Vivid products into our own operations and are not realizing the economic benefits of these acquisitions, yet we continue to incur significant costs in connection with the HSS Vivid products. Once we fully integrate the products and improve product performance and functionality, we expect that we will realize additional revenue from the sale of these products and that cost of sales as a percentage of revenue will decline.

Total operating expenses were $2,906,108 for the six months ended June 30, 2007, compared to $1,958,605 for the six months ended June 30, 2006, resulting in an increase in operating expenses of $947,503 or approximately 48%. For the six months ended June 30, 2007, total operating expenses represented 97% of net sales. For the six months ended June 30, 2006, total operating expenses represented approximately 63% of net sales. The significant increase in operating expenses as a percentage of sale was due, in large part, to the issues we experienced completing the improvements to the Vivid products and the difficulties in integrating both the HSS Analyzer and HSS Vivid products with the HSS Advantage, Medication Risk Manager and other components of our products. In the third quarter of 2007, we expect to market these improved products; however, we do not expect that these efforts will result in revenue until late 2007.

For the six months ended June 30, 2007, selling and marketing expenses increased by $473,466 or 79%, despite the decrease in net sales. This increase in selling and marketing expense is attributable primarily to the following:

•
salaries and benefit expense increased by $417,154, due to increases from CKS and VHT of $144,540 and $65,803, respectively, due to the partial reporting period in 2006 and an increase of $206,812 from increased sales staff to promote our product lines and the addition of the Vice President of Product Management and Marketing in December 2006, and the shift of personnel from administration to sales;

•	marketing and promotional expense increased $34,714 primarily due to increased trade show attendance and printed collateral material;

•	travel expenses increased by $13,172; and

•	communication expense increased $12,827 due primarily to the increase in on line meetings and conference calls with prospective customers.

For the six months ended June 30, 2007, selling and marketing expenses represented approximately 36% of net sales. For the six months ended June 30, 2006, selling and marketing expenses represented only 19% of net sales. In 2006, we increased the size of our sales and marketing team in anticipation of being able to market the new products acquired from Vanta and CareKeeper; however we have yet to realize any significant revenue from these products.

Research and development expense was $748,164 for the six months ended June 30, 2007 as compared to $457,609 for the six months ended June 30, 2006. Research and development expenses as a percentage of net sales, increased from approximately 15% for the six months ended June 30, 2006 to approximately 25% for the six months ended June 30, 2007. The increase in research and development expense was due to increases in:

•
Salaries and benefits expense by $251,575, which consisted of the hiring of one additional development employee, in the third quarter of 2006 to address the Vivid product offering and the recognition of six months of salary and benefits for the CKS and VHT development employees compared with partial periods in 2006;

•	travel expense by $29,482, which resulted primarily from management and staff participating in customer site visits and participation at trade shows; and

•	other expenses by $10,698, which is primarily due to miscellaneous computer expense.

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

General and administration expenses were $977,637 for the six months ended June 30, 2007 and $827,025 for the six months ended June 30, 2006, representing 33% of net sales for the six months ended June 30, 2007 and 27% of net sales for the six months ended June 30, 2006. The increase in general administration expenses was due to:

•	an increase in occupancy expense by $132,939, primarily due to new office space leased at our Tampa location and rent increases for existing space of $85,248;

•	an increase in outside service expense by $88,986, primarily due to a $91,658 increase in legal and accounting fees; and

•	an increase in communication expense of $15,134.

Depreciation expense was $77,054 for the six months ended June 30, 2007 and $69,703 for the six months ended June 30, 2006, resulting in an increase of $7,351 or 11%.

Interest expense was $34,007 for the six months ended June 30, 2007 and $8,488 for the six months ended June 30, 2006, resulting in an increase of $25,520 or 300%, resulting primarily from the assumption of the CKS line of credit and note payable.

Liquidity and Capital Resources

At June 30, 2007, we had an accumulated deficit of $18,427,211 compared to $15,966,398 at December 31, 2006. At June 30, 2007 we had a working capital deficit of $1,387,449 compared to a working capital deficit of $902,092 at December 31, 2006. We incurred net operating losses for the six months ended June 30, 2007 of $2,261,921, as compared to a net loss of $406,166 for the six months ended June 30, 2006.

During the six months ended June 30, 2007 we drew down an additional $1,500,000 from the facility provided by Stanford for a total of $7,600,000. As of June 30, 2007, there was $1,650,000 that has not been advanced to us. The Company has recently negotiated a series of agreements with Stanford pursuant to which Stanford agreed to invest up to an additional $7,850,000 in the Company. Stanford’s commitment to invest these funds is conditioned upon the Company achieving certain projections and completing acquisitions acceptable to Stanford. We believe that the funds available to us from Stanford together with funds collected from operations will be sufficient to meet our working capital and capital expenditures requirements through June 30, 2008. The documents have been executed by the Company and are subject to execution by Stanford. The Company is materially dependent on Stanford to execute the proposed documents and make the investment contemplated by the Stanford.

As of June 30, 2007, we had cash totaling $42,034. Significant cash flow activities for the six months ended June 30, 2007 are as follows:

Cash used in operating activities amounted to $1,417,803 for the six months ended June 30, 2007, as compared to $1,029,758 for such activities in the same period of 2006. This increase is primarily attributable to:

•	a net loss of $2,261,921;

•	an increase in prepaid expenses and other current assets of $49,416;

•	a decrease in deferred revenue of $74,256;

•	a decrease in reserve for customer refunds of $80,604;

However, these uses were partially offset by:

•	certain non-cash items such as depreciation and amortization of $979,677;

•	an increase in accounts payable of $29,403; and

•	an increase in customer deposits of $12,741.

Cash used in investing activities was $588,690 for the six months ended June 30, 2007, as compared to $1,317,339 for the six months ended June 30, 2006. Cash used in investing activities in 2007 is attributable to increases in capitalized software development costs of $419,672, an earnout payment made related to the purchase of CareKeeper of $77,207 and increases in property and equipment of $91,811.

Cash provided from financing activities was $1,489,763 for the six months ended June 30, 2007, whereas such activities provided $2,166,221 during the same period of 2006. The increase in cash provided by financing activities in 2007 is primarily attributed to $1,500,000 in proceeds received from Stanford during the six months ended June 30, 2007.

Software development cost, net of accumulated amortization, was $3,595,739 at June 30, 2007 compared to $3,880,577 at December 31, 2006. The accumulated amortization at June 30, 2007 and December 31, 2006 was $3,596,056 and $2,693,434, respectively.

Other assets at June 30, 2007 were $577,614 compared to $485,830 at December 31, 2006. These amounts consisted of property and equipment, net of accumulated depreciation, of $322,797 and $275,145, prepaid expenses and current assets of $158,539 and $116,024, security deposits and other assets of $96,278 and $94,661, at June 30, 2007 and December 31, 2006, respectively.

Accounts payable and accrued expenses at June 30, 2007 and December 31, 2006 were $935,831 and $889,640, respectively.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2007 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, we do not have any material weakness and our disclosures and controls are effective pursuant to Item 307 of Regulation 5-B.

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

HSS counsel was approached by Xpanxion counsel to pursue arbitration to which course we agreed and on May 24, 2007, we filed our answers, defense and counterclaim and our demand for arbitration. We are waiting for a preliminary mediation session to be scheduled and completed before scheduling the arbitration hearing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2005, we entered into a preferred stock purchase agreement with our principal stockholder, Stanford. We agreed to issue to Stanford Series C Convertible Preferred Stock at a price of $2.00 per share, together with warrants exercisable for 3/10 of a share of common stock for each share of Series C Convertible Preferred Stock purchased. Each share of Series C Convertible Preferred Stock is convertible into one half share of common stock and is entitled to one half vote per share. The warrants are exercisable at a price of $0.002 per share. On November 8, 2005, we refinanced the outstanding amount of $1,250,000 payable under a loan from Stanford by issuing 625,000 shares of Series C Convertible Preferred Stock and have issued an additional 3,175,000 shares of preferred stock to meet working capital needs through June 30, 2007. We have an additional 250,000 shares to draw upon under the preferred stock purchase agreement on two weeks’ notice and the agreement provides for an additional 575,000 preferred shares that may be sold to Stanford to provide us with funds to complete acquisitions or additional working capital uses that may be approved by Stanford in its sole discretion. The sale of these shares and warrants were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On April 13, and April 18, 2007, the 195,000 outstanding warrants from the quarter ended March 31, 2007 were exercised, 195,000 shares of common stock were issued by the Company, and the Company received $390.00 representing the exercise price.

From April 2007 through June 2007, the Company issued a total of 100,000 shares of its Series C Preferred Stock to its principal stockholder, Stanford. As required under the Preferred Stock Purchase Agreement, warrants to purchase an aggregate of 30,000 shares of the Company’s common stock were issued. Of the Series C Preferred Stock purchases, $20,955 has been attributed to the fair value of the warrants and included in additional paid in capital. All 30,000 of the warrants were unexercised at June 30, 2007.

On April 6, 2007, our Board of Directors authorized the grant of incentive stock options to purchase 22,500 shares of our common stock to employees under our 2003 Management and Director Equity Incentive Compensation Plan. The options have an exercise price of $0.95 per share and shall vest to the extent of 25% of the respective aggregate granted for each 12 continuous months of employment subsequent to May 15, 2006 with the unexercised portion of such respective options to expire should the employee leave our employment. Also, 27,875 previously issued options were cancelled. The sales and issuances of these securities were deemed to be exempt from registration pursuant to Rule 701 of the Securities Act promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation. As of June 30, 2007, 430,750 options were issued leaving an unissued stock option balance of 69,250.

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

HEALTH SYSTEMS SOLUTIONS, INC.

Dated: August 14, 2007	By:	/s/ B. M. Milvain
B. M. Milvain, President Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on August 13, 2007.

SIGNATURE	TITLE

/s/ B. M. Milvain	Principal Executive Officer, President and Director
B. M. Milvain
Interim Principal Financial Officer
/s/ Kenneth M. Peters
Kenneth M. Peters