Form 10QSB
period 2007-09-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2007-11-14
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,364,111 shares of common stock as of October 26, 2007.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☒

HEALTH SYSTEMS SOLUTIONS, INC.

FORM 10-QSB

PART I FINANCIAL STATEMENTS

Item 1.  Consolidated Financial Statements

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash	$49,336
Accounts receivable, net of allowance for doubtful accounts
of $281,865	812,357
Prepaids and other current assets	199,036

Total current assets	1,060,729

Property and equipment, net of accumulated depreciation
and amortization of $586,199	353,697

Software development costs, net of accumulated amortization
of $4,085,886	3,429,000

Security deposits	25,101

Long term receivable from stockholder	71,177

Total assets	$4,939,704
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligation	$11,684
Accounts payable	714,232
Accrued expenses	387,872
Deferred revenue	760,672
Customer deposits	101,650
Note payable - bank	229,000
Loans payable	336,032

Total current liabilities	2,541,142

Capital lease obligation, net of current portion	72,547

Total liabilities	2,613,689

Stockholders' equity
Preferred Stock; 15,000,000 shares authorized;
Series C $2.00 Convertible; 4,625,000 authorized,
4,300,000 shares issued and outstanding	8,600,000
Series D $2.00 Convertible; 1,425,000 authorized,
0 shares issued and outstanding	-
Common Stock; $.001 par value; 150,000,000 shares authorized;
7,364,111 shares issued and outstanding	7,364
Additional paid-in capital	14,915,847
Accumulated deficit	(21,197,196)

Total stockholders' equity	2,326,015

Total liabilities and stockholders' equity	$4,939,704

See accompanying notes to the consolidated statements

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net sales	$1,463,902	$1,848,188	$4,465,026	$4,953,118
Cost of sales	1,159,298	1,146,681	3,516,235	2,699,172

Gross profit	304,604	701,507	948,791	2,253,946

Operating expenses
Selling and marketing	512,432	559,205	1,581,678	1,154,985
Research and development	425,301	363,915	1,173,465	821,524
General and administrative	659,100	564,634	1,636,737	1,391,659
Depreciation and amortization	39,832	34,721	116,886	104,424
Interest	5,122	17,914	39,129	26,402

Total operating expenses	1,641,787	1,540,389	4,547,895	3,498,994

Net loss	(1,337,183)	(838,882)	(3,599,104)	(1,245,048)

Deemed preferred stock dividend	1,432,801	200,111	1,631,694	406,308

Net loss applicable to common stockholders	$(2,769,984)	$(1,038,993)	$(5,230,798)	$(1,651,356)

Basic and diluted net loss per share	$(0.40)	$(0.17)	$(0.79)	$(0.28)

Basic and diluted weighted average shares outstanding	6,953,010	6,075,907	6,645,215	5,850,690

See accompanying notes to the consolidated statements

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:

Net loss	$(3,599,104)	$(1,245,048)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation expense	49,311	25,614
Depreciation and amortization of property and equipment	116,886	104,424
Amortization of software development costs	1,392,452	682,784
(Gain) or loss on fixed assets disposals	16,047	-
Changes in operating assets and liabilities:
Accounts receivable	122,417	(444,204)
Allowance for doubtful accounts	(20,742)	89,886
Royalties and referral fees receivable	13,300	(6,965)
Prepaid expenses and other current assets	(96,314)	(99,357)
Security deposits	(1,617)	-
Accounts payable	145,914	(326,613)
Accrued expenses	47,550	14,487
Deferred revenue	(156,822)	(249,818)
Reserve for customer refunds	-	(287,218)
Customer deposits	10,870	(5,153)

Net cash used in operating activities	(1,959,852)	(1,747,181)

Cash flow from investing activities:
Purchase of VantaHealth Technologies, LLC.	-	(1,034,973)
Purchase of CareKeeper Software, Inc.	-	(25,003)
Acquisition of cash from CareKeeper Software, Inc.	-	26,420
Earn out payment made related to the purchase of CareKeeper Software, Inc.	(77,207)
Adjustment to the purchase price of CareKeeper Software, Inc.	(120,906)
Purchase of property and equipment	(125,077)	(101,059)
Increase in software development costs	(742,762)	(604,395)

Net cash used in investing activities	(1,065,952)	(1,739,010)

Cash flow from financing activities:
Repayment of capital lease obligation	(11,142)	(12,424)
Repayment of loans payable	-	(261,088)
Proceeds from the issuance of Common Stock	27,518	35,720
Proceeds from the issuance of Series C Preferred Stock	2,500,000	3,700,000

Net cash provided by financing activities	2,516,376	3,462,208

Decrease in cash	(509,428)	(23,984)

Cash, beginning of period	558,764	338,930

Cash, end of period	$49,336	$314,946

Supplemental cash flow data:
Cash paid during the period for interest expense	$39,128	$26,402
Cash paid during the period for income taxes	$-	$-

Non cash financing and investing activities:
Equipment acquired under capital lease	$86,408	$-

See accompanying notes to the consolidated statements

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Health Systems Solutions, Inc. (the “Company”), through its wholly owned subsidiaries, Healthcare Quality Solutions, Inc. (“HQS”), VHT Acquisition Company (“VHT”) and CareKeeper Solutions, Inc. (“CKS”), designs, develops, markets, and supports web-based and server-based, management information and business intelligence services and solutions that assist home health care companies effectively manage the clinical, operational and financial aspects of their business.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the nine-months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2007.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation: The Company’s stockholders holding a majority of the outstanding shares of common stock of the Company consented to amend the Company’s 2003 Management and Director Equity Incentive Compensation Plan (the "Plan") to increase the number of shares of our common stock which may be issued under the Plan from 500,000 shares to 3,210,000 shares. As of September 30, 2007, options to purchase 2,958,000 shares of common stock had been granted leaving 252,000 shares available for future grants.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in 2007 includes 1) amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and 2) amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123R and FASB Statement No. 148, Accounting for Stock-Based Compensation.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. The following assumptions were used for grants during the nine months ended September 30, 2007 and 2006:

	2007	2006
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.8%	5.0%
Expected volatility	160.4%	163.3%

The Company recorded $30,415 and $5,921 of stock-based compensation expense relative to stock options for the three months ended September 30, 2007 and 2006, respectively, in accordance with SFAS 123R.

The Company recorded $49,311 and $25,614 of stock-based compensation expense relative to stock options for the nine months ended September 30, 2007 and 2006, respectively, in accordance with SFAS 123R.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

A summary of stock option activity for the nine months ended September 30, 2007 is presented as follows:

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2006	436,125	$1.648
Granted	2,565,000	1.000
Exercised	-	-
Forfeited	(43,125)	1.780
Balance at September 30, 2007	2,958,000	$1.080

Options exercisable at September 30, 2007	246,039	$1.701

Weighted average fair value of options granted during the period		$.99

The following table summarizes information about employee stock options outstanding at
September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at September 30,	Contractual	Exercise	at September 30,	Exercise
Price	2007	Life	Price	2007	Price

$2.00	196,000	1.7 years	$2.00	148,501	$2.00
$3.50	37,500	2.7 years	$3.50	18,750	$3.50
$3.90	11,250	2.7 years	$3.90	5,625	$3.90
$0.33	110,375	3.7 years	$0.33	58,069	$0.33
$1.01	37,875	3.7 years	$1.01	9,469	$1.01
$0.95	22,500	4.5 years	$0.95	5,625	$0.95
$1.00	2,542,500	9.9 years	$1.00	0	$1.00
	2,958,000		$1.080	246,039	$1.701

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the Company’s historical experience, the Company’s estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts and maintains an unallocated reserve that is applied to all amounts not specifically identified. The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectability of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided.

Recent Accounting Pronouncements: Management does not believe that any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 4 - PREFERRED STOCK PURCHASE AGREEMENT

The Company entered into a Preferred Stock Purchase Agreement dated as of October 31, 2005 (“2005 Preferred Stock Agreement”), with its principal stockholder, Stanford International Bank Ltd. (“Stanford”) to acquire 4,625,000 shares of our Series C Preferred Stock, together with five-year warrants to purchase 1,387,500 shares of our Common Stock at an exercise price of $0.002 per share (the “Warrants”). The Company agreed to issue to Stanford its Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants to purchase 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Series C Preferred Stock is convertible into one half share of common stock and is entitled to one half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of any common stock, an amount equal to the stated value per preferred share. At September 30, 2007, the Company had $650,000 available to draw down under the 2005 Preferred Stock Purchase Agreement which was fully utilized in October 2007.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

On August 17, 2007, the Company entered into a Preferred Stock Purchase Agreement (the “2007 Preferred Stock Agreement”) with Stanford whereby Stanford has agreed to acquire 1,425,000 shares of our Series D Preferred Stock, together with five-year warrants to purchase 427,500 shares of our common stock at an exercise price of $0.001 per share (the “Warrants”). Each share of Series D Preferred Stock is initially convertible into one-half share of our common stock. Stanford agreed to pay $2.00 per share of preferred stock acquired, and the Warrants were issued for no additional consideration. The proceeds from the sale of the Series D Preferred Stock pursuant to the 2007 Preferred Stock Agreement are to be used for working capital, subject to Stanford’s approval of each funding in its sole discretion; provided, however, that Stanford will not have discretion to reject requests by the Company for sales of up to an aggregate of 250,000 shares of preferred stock provided the Company is in compliance with the Agreement. In addition, under the 2007 Preferred Stock Agreement, Stanford has an option to buy all of the Series D Preferred Stock and accompanying Warrants covered by the 2007 Preferred Stock Agreement at a price of $2.00 per share of preferred stock. In October 2007 the company sold 175,000 shares of its Series D Preferred Stock for $350,000 to fund working capital needs.

In addition, effective August 17, 2007, the Company entered into a 8% Secured Convertible Debenture Purchase Agreement (the “Debenture Agreement”) with Stanford, whereby Stanford has agreed to acquire up to $5,000,000 of our convertible debenture (the “Debenture”), together with five-year warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Debenture Warrants”). The Debenture is due four years from the date of issuance and is convertible at any time at the option of Stanford into 1,250,000 shares of preferred stock, subject to adjustments. The Purchase Agreement further provides that one of the conditions to closing is Purchaser's completion of customary due diligence, including legal and financial review, to its absolute satisfaction.

NOTE 5 - EQUITY TRANSACTIONS

In January 2007, 142,500 outstanding warrants from the quarter ended December 31, 2006 were exercised, 142,500 shares of common stock were issued by the Company, and the Company received $385 representing the exercise price.

From January 2007 through September 2007, the Company issued a total of 1,250,000 shares of its Series C Preferred Stock to Stanford. As required under the 2005 Preferred Stock Agreement, warrants to purchase an aggregate of 375,000 shares of the Company’s common stock were issued. The Company also issued 92,500 warrants representing the amounts remaining under the 2005 Preferred Stock Agreement. A total of 467,500 warrants were exercised, 467,500 shares of common stock were issued by the Company.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

In August 2007, the Company issued warrants to purchase 427,500 shares of common stock in connection with the 2007 Preferred Stock Agreement. The 427,500 warrants were exercised, 427,500 shares of common stock were issued by the Company, and the Company received $428 representing the exercise price.

In August 2007, the Company issued warrants to purchase 1,250,000 shares of common stock in connection with the Debenture Agreement.

NOTE 6 - ACQUISITIONS

On April 6, 2006, VHT consummated an Asset Purchase Agreement with VantaHealth Technologies, LLC (“Vanta”) and the members of Vanta. Under the purchase agreement, VHT acquired substantially all of the assets of Vanta in consideration for: (a) $850,000 in cash, (b) the assumption of certain liabilities of Vanta in the approximate amount of $70,000, and (c) the issuance, to the members of Vanta, of an aggregate of 100,000 shares of the Company’s common stock.

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

On May 15, 2006, the Company and CKS executed and consummated a Stock Purchase Agreement (“Agreement”) with all of the shareholders of CareKeeper Software, Inc. (“CareKeeper”). Under the purchase agreement, CKS, the Company’s wholly owned subsidiary, acquired all of the issued and outstanding capital stock of CareKeeper. In consideration for the stock of CareKeeper: the Company or CKS agreed to (a) make available to CareKeeper an operating line of credit in an amount of up to $1,500,000 to be made available at such times and in such amounts as the Company or CKS shall pre-approve and will be used solely to pay certain of CareKeeper’s accounts payable enumerated in a schedule to the Agreement, certain amounts due to the former shareholders of CareKeeper up to $143,000 and to pay operating expenses pursuant to an annual budget pre-approved by us; (b) make an earn out payment based on a percentage of CareKeeper’s’ operating revenues in 2006, 2007 and 2008; and (c) make a contingent payment in the amount of up to 400,000 shares of the Company’s common stock based on CareKeeper achieving certain milestones with respect to its operating revenues during 2006, 2007 and 2008.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

In connection to the contingent payment for the year ended December 31, 2006, consisting of the Company’s shares of common stock as described above, this payment is based on the achievement of certain pre-approved milestones relating to the operating revenues of CareKeeper from May 15, 2006 to December 31, 2006. In accordance with the agreement, the former shareholders were entitled to 50,704 shares of the Company’s common stock which were issued on July 10, 2007. The value of those shares were recorded as an addition to the Company’s intangible assets in the current period.

In connection with this transaction, CKS entered into employment agreements with Jake C. Levy and Dorothy A. Levy. Pursuant to his employment agreement, Mr. Levy was appointed chief executive officer of CKS. The employment agreement provides for an annual base salary of $156,000 and has an initial term of three years. The employment agreement also provides for bonuses as determined by CKS’s Board of Directors and options to purchase 15,000 shares of the Company’s common stock, which were granted on April 6, 2007. Pursuant to her employment agreement, Ms. Levy was appointed director of quality assurance of CKS. The employment agreement provides for an annual base salary of $105,000 and has an initial term of three years. The employment agreement also provides for annual bonuses as determined by CKS’s Board of Directors and options to purchase 7,500 shares of the Company’s common stock, which were granted on April 6, 2007.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Vanta and CareKeeper had occurred as of the following period:

Nine months ended September 30, 2006

Net revenues	$5,990,101

Net loss applicable to common shareholders	$(2,507,994)

Basic and diluted net loss per share	$(0.43)

NOTE 7 - LITIGATION

Except as set forth below, the Company is not a party to any material legal proceedings and there are no material legal proceedings pending with respect to its property.

On or about April 20, 2007, the Company was served with a Verified Complaint in the matter of Xpanxion, LLC v. CareKeeper Software, Inc., d/b/a CareKeeper Solutions, Inc. and Health Systems Solutions, Inc., filed in the State Court of Fulton County, Georgia. Xpanxion, LLC is a software development company retained by CareKeeper to assist in developing software for CareKeeper’s customers. The Verified Complaint alleges breach of contract and seeks payment of the balance due on a promissory note issued by CareKeeper. The alleged balance due on the promissory note is $342,904. The alleged balance due on the promissory note is $342,904. The Plaintiff also seeks attorney’s fees, litigation costs and interest. A subsidiary of the Company, CareKeeper Solutions, Inc., is the sole shareholder of CareKeeper Software, Inc.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

On or about May 10, 2007, the Company was served with a demand for arbitration by Xpanxion, LLC. The demand for arbitration alleges breach of contract and seeks damages for the balance due pursuant to a contract between Xpanxion, LLC and CareKeeper. The amount sought in the arbitration is $216,438, plus attorney’s fees, litigation costs, and interest. Management believes that a number of potential defenses exist in both the arbitration and the litigation. Among other things, management believes that Xpanxion has breached its contracts with CareKeeper by failing to develop software products for CareKeeper as required by the parties’ agreements. In addition, management believes that the Company may not be liable for the alleged debts of CareKeeper Software, Inc., as the Company’s subsidiary, CareKeeper Solutions, Inc., did not acquire the stock of CareKeeper Software, Inc. until approximately four months after the subject promissory note and contract were entered, and because the Company has not agreed to assume any of the liabilities of CareKeeper. As a result, on October 29, 2007, the Company filed motions for summary judgment seeking the dismissal of the Company from the litigation and the arbitration. The final hearing in the arbitration is scheduled to commence on December 10, 2007. No trial date has been set for the litigation and management does not believe that a trial will take place in the litigation until sometime in the spring of 2008.

On September 13, 2007, Briggs Medical Service Company, a Delaware corporation ("Briggs Medical"), served the Company with a summons and complaint filed in the United States District Court for the Middle District of Florida, Tampa Division.  The complaint, as amended on October 24, 2007, names as the only defendant "Health Systems Solutions, Inc., a Florida corporation, f/k/a Healthcare Quality Solutions, Inc."  The amended complaint alleges that the defendant (a) has infringed various copyrighted medical forms which Briggs Medical alleges that it owns, (b) has breached a 2003 Co-Development Agreement and associated "Statement of Work" between Briggs Corporation, an Iowa corporation, and Healthcare Quality Solutions, Inc., (the "Agreement"), and (c) has tortiously interfered with actual and prospective business relations between Briggs Medical and thousands of Briggs Medical's customers by inducing them to use other medical forms which Briggs Medical allege infringe its alleged copyrights.  Briggs Medical seeks the following relief in the amended complaint:  (i) judicial findings of infringement, breach and tortious interference, (ii) an award of an indeterminate amount of lost profits and other special, consequential and punitive damages, together with prejudgment interest, attorneys fees and costs and (iii) an injunction prohibiting the defendant and others acting in concert with the defendant from infringing Briggs Medical's alleged copyrights.  On November 7, 2007, the Company moved to dismiss the breach of contract claim for failure to state a claim upon which relief can be granted.  No response to that motion has yet been received, and the court has not yet ruled upon that motion.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 8 - EMPLOYMENT ARRANGEMENTS

Effective September 1, 2007, our Board of Directors appointed Stanley Vashovsky to serve as the Company’s Chief Executive Officer and Chairman. Under an employment agreement, Mr. Vashovsky will receive a base salary of $305,000 per year and a stock option grant of 1,900,000 shares, exercisable at $1.00 per share, vesting at 25% per year over four years. Mr. Vashovsky is also entitled to a bonus up to 50% of his base salary at the discretion of the Board or upon achievement of certain targets. Mr. Vashovsky is also entitled to an additional bonus at the discretion of the Board if the targets are exceeded.

Also, effective September 1, 2007, our Board of Directors appointed Michael G. Levine to serve as the Company’s Chief Financial Officer and Executive Vice President. Under an employment agreement, Mr. Levine will receive a base salary of $285,000 per year and a stock option grant of 642,500 shares, exercisable at $1.00 per share, vesting at 25% per year over four years. Mr. Levine is also entitled to a bonus up to 40% of his base salary at the discretion of the Board or upon achievement of certain goals. Mr. Levine is also entitled to an additional bonus at the discretion of the Board if the targets are exceeded.

NOTE 9 - SUBSEQUENT EVENTS

Effective October 1, 2007, our wholly owned consulting subsidiary HSS Consultancy, LLC (“HSSC”), entered into an Information Technology Consultancy Agreement with Philips Electronics North America Corporation (“Philips”), a subsidiary of Royal Philips Electronics, pursuant to which Philips transferred to HSSC the projects, operations and responsibilities formerly carried about by the Service Innovations Group (“SIG”) within Philips’ Medical Systems division. The initial term of the agreement will be until December 31, 2009, although it can be extended for successive one year terms unless either party objects to the automatic extension 120 days prior to the then scheduled expiration date. As part of the agreement, HSSC hired 20 technology experts from SIG to support the contract requirements.

In October 2007, the Company sold the remaining 325,000 shares available of Series C Preferred Stock and 175,000 shares of Series D Preferred Stock to Stanford for a total of $1.0 million. The proceeds are being used to fund the Company’s working capital needs.

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

Overview

Health Systems Solutions, Inc., through its wholly-owned subsidiaries, designs, develops, markets, sells and supports client server-based and web-based, management information and business intelligence information technology systems and related services. These products are designed to assist home health care companies more effectively manage the clinical, operational and financial aspects of their business and compete in the Medicare, Medicaid, private pay and managed care environments. Our focus is to help home health care providers streamline their operations and better serve their patients. In this regard, we offer several comprehensive software solutions including Advantage, Analyzer, VividNet, VividCare and VividCall.

Advantage enables Medicare home health agencies to collect, manage and transmit data in a way that meets federal mandates for data management. VividNet tracks and manages information necessary to address financial and operational needs, including patient intake, clinical data, worker management, scheduling and accounting functions. Both of these solutions utilize the software as a service model where customers use their standard personal computers to access the Internet to utilize software services that reside on our servers. VividCare, which is an earlier version of VividNet, enables home health agencies to effectively manage private pay, Medicaid and Medicare divisions. Analyzer integrates data from throughout the enterprise to create a clinical and financial data repository that can be used as an analytical tool. Both of these solutions deliver software using a software license model where the software is purchased up front and is installed on customer-owned servers under the customer’s control. In the future we expect to reduce the number of customers using the software on their servers, and convert them to our VividNet product that we host and provide access via the web.

These services have been designed to assist our customers in or by:

•	Increasing revenue;

•	Reducing cost;

•	Improving the quality of patient outcomes;

•	Standardizing processes;

•	Minimizing regulatory compliance risk;

•	Identifying drug, food and herb interactions; and

•	Providing patient and caregiver scheduling and clinical data management.

Our management information software and service solutions are designed for use in connection with the many key clinical, administrative and financial functions that home health care companies require. Our technology solutions are designed to meet the rapidly changing requirements necessitated by a rapidly increasing aging population, legislation at the federal and state level and an information technology environment. Our strategy is to offer a broad spectrum of products to home health care companies in an integrated seamless platform. In this fashion, we would have an opportunity to cross-sell our various products to our users. We will also entertain opportunities to make acquisitions that will allow us to complement and expand our product offerings.

We are a Nevada corporation which was incorporated on July 31, 2001. Our executive offices are located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609 and our telephone number is 813-282-3303. Our website is located at www.HSSonline.net. Information on our website is not a part of this report.

References throughout this report to “Health Systems Solutions,” “HSS,” “the Company,” “we,” “us” and “our” refer to Health Systems Solutions, Inc., and unless otherwise indicated, to our operating subsidiaries, Healthcare Quality Solutions, Inc., VHT Acquisition Company ("VHT"), and CareKeeper Solutions, Inc. ("CKS").

Recent Developments

In April 2006, VHT acquired the assets of Vanta Health Technologies, LLC ("Vanta"). In May 2006, CKS, acquired the stock of CareKeeper Software, Inc. ("CareKeeper"). Upon acquisition of CareKeeper, our plan was to integrate their VividNet software solutions with our existing software solutions; however, after the acquisition, it became evident that significant improvements were needed to the CareKeeper software before its suite of products would be ready for integration. Since May 2006, we have worked to make the necessary improvements to the CKS software.

This integration and software development program has lasted significantly longer than originally expected. The additional expenses associated with the integration have resulted in significantly higher costs of sales for items such as salaries, professional services and communications expenses. We are incurring higher than expected costs associated with the Vanta and CareKeeper operations but are not realizing any significant additional revenue. Management had expected to replace the revenue lost from a significant customer with the revenue generated from the sale of the Vanta and CareKeeper products. Yet, we have not been able offset the lost revenue. These issues have resulted in significantly lower gross margins and higher net losses for the last three quarters. Management is attempting to reverse this trend.

We continue to work on the enhancements to the software acquired from CareKeeper. Upon completion of the product testing and any necessary enhancements to the programs, we will begin marketing the fully-integrated suite of products.

We have negotiated a series of documents pursuant to which Stanford will invest up to an additional $7,850,000 in the Company. This investment will be made through the purchase of a combination of (i) Series D Convertible Preferred Stock (the “Series D Stock”) and 427,500 warrants to purchase shares of common stock resulting (the “A Warrants”) in gross proceeds of up to $2,850,000, and (ii) Secured Convertible Debentures (the “Debentures”) and 1,250,000 warrants to purchase shares of common stock (the “B Warrants”) resulting in gross proceeds of up to an additional $5,000,000. The shares of Series D Stock shall be convertible into 712,500 shares of our common stock at an initial conversion price of $2.00 per share. The Debenture shall be convertible initially into our preferred stock at a conversion price of $2.00 per share, subject to adjustment, and thereafter convertible into common stock at a conversion price of $2.00 per share, subject to adjustment. The A Warrants will be exercisable at a price of $0.001 per share, subject to adjustment. The B Warrants will be exercisable at a price of $1.00 per share, subject to adjustment.

The Series D Stock and A Warrants shall be purchased from time to time at the discretion of Stanford upon receipt by Stanford of certain documents and information. The proceeds from the sales will be used to fund working capital. The Debentures and B Warrants will be purchased from time to time at the discretion of Stanford upon receipt by Stanford of certain documents and information. These proceeds from the sales could also be used to fund acquisitions.

Effective September 1, 2007, Stanley Vashovsky became Chairman of the Board and Chief Executive Officer replacing B.M. Milvain. Mr. Milvain had previously announced his desire to retire. Also on September 1, 2007, Michael G. Levine became the Company’s Chief Financial Officer and Executive Vice President.

In October 2007, the Company sold the remaining 325,000 shares available of Series C Preferred Stock for $650,000 and 175,000 shares of Series D Preferred Stock to Stanford for $350,000.

Effective October 1, 2007, our wholly owned subsidiary HSS Consultancy, LLC (“HSSC”), entered into an Information Technology Consultancy Agreement with Philips Electronics North America Corporation (“Philips”), a subsidiary of Royal Philips Electronics, pursuant to which Philips transferred to HSSC the projects, operations and responsibilities formerly carried about by the Service Innovations Group (“SIG”) within Philips’ Medical Systems division.

Risk Factors

You should carefully consider the risks described below before making an investment decision in us.

We have a history of losses and if these losses continue it will materially negatively impact the value of our company.

We have incurred significant net losses since our inception. These losses have increased significantly since our acquisitions. For the year ended December 31, 2006, we incurred net losses of $2,455,824. For the nine months ended September 30, 2007, we incurred net losses of $3,599,104. At September 30, 2007, we had an accumulated deficit of $21,197,196. Our continued operating losses have contributed to the deterioration of our cash position and the decline of our working capital. We expect that cash on hand, together with funds available to us under our agreement with our principal stockholder Stanford will permit us to fund our operations for the next year. However, the funding by Stanford is subject to the discretion of Stanford and a number of conditions. If Stanford does not make funds available to us, we will require additional external funding. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will be forced to cease operations.

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

To the extent we continue to fail to realize the anticipated synergies, cost savings and other benefits expected from the VantaHealth and CareKeeper acquisitions, the value of our company may continue to decline.

We acquired CareKeeper and Vanta, two companies that have previously operated independently, with the expectation that these acquisitions would create opportunities to leverage the combined product offerings and other benefits from operating the combination of businesses with our historical operations. To date, the sharing of customer service, technology and implementation services (e.g. product management, training and education) has been difficult, expensive and time-consuming. We have not yet realized the financial benefits from these acquisitions, and there can be no assurance that we ever will. Moreover, the delay in efficiently leveraging our resources and absorbing overhead has contributed to the failure in realizing any significant revenue from the acquisitions or achieving lower costs associated with the operations. As a result the Company has incurred significant operating losses. Our results from operations may continue to decline if we are unable to achieve the synergy expect from these businesses.

We expect to lose a significant amount of business from a current customer, the result of which may be increased loss from operations.

We have one customer, Amedisys, Inc., that accounted for approximately 17% of our revenue for the three months ended September 30, 2007 and 32% of our revenue for the three months ended September 30, 2006. In the third quarter of 2006, Amedisys notified us that it will be substituting our verification services with an internal solution. As a result, we anticipate that the existing revenue generated by Amedisys will continue to decrease significantly through the end of 2007.

We are involved in litigation that could have a material impact on us and our operations.

We are currently involved with two litigation matters. In view of the inherent uncertainties associated of litigation and the direct and indirect costs of litigation, we are unable to predict the outcome of these matters or estimate the possible expenses that will be incurred with respect to the lawsuits. We have not established any reserves for any potential liability relating to the lawsuits. Unfavorable outcomes in the lawsuits resulting in the payment of substantial damages could have a material adverse effect on our business, cash flow, results of operations, financial position and prospects. In addition, these litigation matters serve as a distraction to management who would otherwise be focused almost exclusively on our operations and business development.

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

We have installed our computing and communications control equipment at two different Qwest CyberCenter facilities. Notwithstanding the history of high availability associated with the Qwest CyberCenters, it is possible that a catastrophic event could damage either of these sites rendering our services unavailable for an extended period. Should this occur we could be subject to lawsuits by our customers, which would be expensive and time-consuming to defend.

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

Ensuring our services are compliant with changes in Medicare’s “Conditions of Participation,” the provisions of The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and other regulatory requirements, is challenging and expensive. If we do not maintain an appropriate level of regulatory compliance, or we incorrectly implement a required regulatory change, we may experience negative publicity, the loss of customers, the slowing down of sales cycles, any and all of which would decrease our revenue.

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

The market for health care information systems is intensely competitive, rapidly changing and undergoing consolidation. Our competitors in the field include: McKesson Corporation, Misys Health Care Systems, and Cerner Corporation, among others. These competitors have substantially greater resources and more experience than us. We anticipate increased competition in the future as new companies enter the market in response to recent HIPAA regulations as well as changes to the home health Prospective Payment System. If we are unable to compete we will lose significant customers or be unable to attract customers and our revenue could decrease.

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

We may not be able to adequately protect our intellectual property rights.

Protecting our intellectual property rights and combating unlicensed use of our software is difficult. We rely upon a combination of service agreements, confidentiality procedures, employee and customer nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on patent, trademark and copyright laws to protect our intellectual property. Litigating claims of infringement on our intellectual property could be expensive and have a negative impact on our financial results.

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

The success of our company is dependent, in large part, on our management team, which has recently been replaced.

Our success is dependent, in large part, on the members of our management team. In response to B.M. Milvain’s retirement and Susan Baxter Gibson’s resignation, we recently retained two new members of management. Effective September 1, 2007, Stanley Vashovsky was elected Chief Executive Officer and Chairman of the Board and Michael G. Levine was elected Chief Financial Officer and Executive Vice President. These changes in key management may have an effect on the direction of our company and our business plan.

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

As of September 30, 2007, our principal shareholder, Stanford, controlled over 80% of our common stock and has the right to acquire additional securities convertible and exercisable into additional shares of common stock. This shareholder is able to control the outcome of shareholder votes, including election of the Board of Directors, amendments to our charter and by-laws and the approval of significant corporate transactions like a merger or sale of our assets. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.

We intend to issue additional shares of preferred stock which will dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock.

Our articles of incorporation permit our Board of Directors to issue up to 15,000,000 shares of preferred stock without shareholder approval. As of September 30, 2007, 4,300,000 shares of the preferred stock are issued and outstanding. Moreover, we have designated an additional 4,000,000 shares of Series D Convertible Preferred Stock and agreed to sell up to 1,425,000 to Stanford. Shares of preferred stock, if issued, will dilute the interests of our common shareholders and could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and applicable Nevada law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our common stock.

Research and Development

The acquisition of CareKeeper included an ongoing research and development project that CareKeeper initiated in late 2002 that entailed redeveloping the VividCare client server-based software system to a web-based system known as VividNet. Approximately 47 of our customers are currently using VividNet. Early adopters of the VividNet software experienced slow system response times. Components requiring remediation have been identified and remediation efforts continue. Whereas at acquisition time we suspended new sales of VividNet until these issues could be resolved. We have been actively marketing and implementing the private pay, staffing and Medicaid aspects of the VividNet solution. We have completed over 20 implementations in the last two quarters of 2006 and in the first three quarters of 2007.

The urgent need to resolve the system response time issues within the VividNet product resulted in the re-allocation of internal research and development resources from other projects. As a result, there was a delay in integrating the newly acquired VividNet and Analyzer products with Advantage and our other product offerings.

In January 2006, Centers for Medicare and Medicaid Services, or CMS, announced that a significant change would occur in Medicare rules relating to establishing pay-for-performance methodologies into home care by late 2008. Also in 2006, a second initiative was announced by the federal government to establish interchangeable electronic medical record data. In response to these announcements we initiated a research and development project to define requirements that will ensure our services meet our customers’ needs under these anticipated new mandates and that we maintain our competitive position in the market. The first phase of the project, developing a new database structure, was completed in February 2007. Since announcing these initiatives in 2006, CMS introduced in early 2007 an additional short term requirement to meet a HIPAA regulation as well as changes to the home health Prospective Payment System for 2008. These recent announcements have caused the Company and other homecare software vendors to redirect development resources to meet these mandates. The first was the introduction of the National Provider Identifier as mandated by Congress. Three of the Company’s software solutions were affected by this mandate. Though the Company met the mandate for two of these systems, the third, an eight-year old version of CareKeeper, VividCare, did not meet the May deadline. The Company completed and delivered the changes to VividCare software early in the third quarter. The second, a major revision to the CMS Prospective Payment System regulations due prior to January 1, 2008, requires considerable changes to all software used for processing Medicare. The impact of the changes is not completely understood because the final rule that establishes the regulations has not been published by CMS.

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

Our revenue is classified into two categories: recurring and non-recurring. For the nine months ended September 30, 2007, approximately 87% of our total revenue was recurring and 13% was non-recurring.

We generate recurring revenue from several sources, including the processing of clinical assessments mandated by Medicare which require home health care agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge; the processing of data related to Medicare clinical episodes completed during care delivery; the provision of outsourcing services, such as software hosting and other business services; and the sale of maintenance and support for our proprietary software products. Recurring services revenue is typically billed and recognized monthly over the contract term, typically two to three years. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenue are recognized ratably over the contract period. We record cash payments received in advance or at the beginning of a contract as deferred revenue.

We generate non-recurring revenue from transactions in which we license our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectability is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue is recognized as the customization services are performed. For multiple element arrangements, such as software licenses, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2. Also, the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the assessment of the collectability of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, estimates of the recoverability of amounts due could be adversely affected. We regularly review the adequacy of the allowance for doubtful accounts and maintain an unallocated reserve that is applied to all amounts not specifically identified. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may require us to reassess the collectability of amounts, at which time we may need to provide additional allowances in excess of that currently provided.

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

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Sales	100%	100%	100%	100%
Cost of Sales	79%	62%	79%	55%
Gross Profit	21%	38%	21%	45%
Operating Expenses:
Selling and marketing	35%	30%	35%	23%
Research and development	29%	20%	26%	17%
General and administrative	45%	31%	37%	28%
Depreciation and amortization	3%	2%	3%	2%
Interest	0%	1%	1%	1%
Total operating expenses	112%	83%	101%	71%

Net loss	(91)%	(45)%	(81)%	(25)%

The following tables set forth certain statistical data for each of the periods indicated.

	Nine Months Ended September 30,
	2007	2006
Total customers (weighted average)	296	324
Total customers (end of period)	281	320
Weighted average headcount	78	87
Days sales outstanding	71	71

Three Months Ended		Nine Months Ended
September 30,		September 30,
2007	2006	2007	2006
Recurring Revenue
Clinical Assessment Revenue	$687,518	$1,210,675	$2,469,801	$3,509,174
Hosting Revenue	30,067	38,385	109,450	67,160
IVR	112,939	107,347	335,408	156,142
Software Maintenance Revenue	372,332	289,854	901,284	505,000
Other	46,445	7,473	81,886	15,209
Total Recurring Revenue	$1,249,301	$1,653,734	$3,897,829	$4,252,685
Non Recurring Revenue
Licensed Software Sales	$125,279	$41,797	$236,226	$149,004
Training and Implementation	89,002	128,530	321,049	496,686
Other	320	24,127	9,922	54,743
Total Non Recurring Revenue	214,601	194,454	567,197	700,433
Total Revenue	$1,463,902	$1,848,188	$4,465,026	$4,953,118

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net sales decreased $384,286 or 21% for the three months ended September 30, 2007 to $1,463,902, compared to $1,848,188 during the same period in 2006. This decrease resulted primarily from a $552,722 reduction in revenue from sales of the Advantage product which was impacted by our largest customer’s roll out of their internally developed software, and a decrease in training revenue due to two large new customers that went live in 2006. This was offset, in small part, by revenue generated from the sale of the Vivid and Analyzer products.

Overall revenue decreased in part due to a steady decline in revenue from Amedisys, who accounted for approximately 17% of our revenue for the three months ended September 30, 2007 and 45% of our revenue for the three months ended September 30, 2006. We anticipate that the revenue generated from this customer will continue to decrease through the end of the fourth quarter of 2007. We are working to replace this revenue with revenue from existing and future customers. Management had expected to replace this revenue with revenue from the sale of the software products purchased from Vanta and CareKeeper; however, we have yet to achieve significant revenue from the sale of these products.

Cost of sales for the three months ended September 30, 2007 and 2006 was $1,159,298 and $1,146,681, respectively, resulting in an increase of $12,617 or 1%, despite a 21% decline in revenue. The increase in the cost of sales can be attributed, in large part, to an increase in depreciation expense by $110,519, which was due to the increase in the amortization of internally developed software for Advantage of $53,278, $8,748 for Analyzer and $56,727 from Vivid resulting from the recognition of three months of amortization of internally developed software compared to only a month and a half in 2006.

These increases were offset in part by a decrease in salaries and benefits of $51,334. The decrease was due to attrition in the customer service department within both the Advantage and Vivid product lines. Travel, communications, and outside services decreased by $42,655. These decreases were the realization of cost saving efforts put forth in reacting to lower sales.

For the three months ended September 30, 2007, cost of sales represented approximately 79% of revenue, as compared to approximately 62% of revenue in 2006. This significant increase is a result of the loss of revenue from Amedisys as well as the failure to fully integrate the operations of the Analyzer and Vivid products into our own operations and not realize the economic benefits of these acquisitions. We continue to incur significant costs in connection with the Vivid products and yet do not realize significant revenue growth from both the Vivid products and Analyzer. Once we fully integrate the products and improve product performance and functionality, we expect that we will realize additional revenue from the sale of the Advantage and Vivid products and that cost of sales as a percentage of revenue will decline.

Total operating expenses were $1,641,787 for the three months ended September 30, 2007, compared to $1,540,389 for the three months ended September 30, 2006, resulting in an increase in operating expenses of $101,398 or approximately 7%. For the three months ended September 30, 2006, total operating expenses represented approximately 83% of net sales. For the three months ended September 30, 2007, total operating expenses represented 112% of net sales. Operating expenses were comprised of selling and marketing expenses, research and development and general and administration expenses. The increase in operating expenses as a percentage of sales was due primarily from the issues we experienced completing the improvements to the VividNet product and the difficulties in integrating the VividNet and Analyzer products with the Advantage, Medication Risk Manager and other components of our products.

For the three months ended September 30, 2007, selling and marketing expenses were $512,433 as compared to $559,205 for the three months ended September 30, 2006. This represents a decrease of $46,772 or 8%, despite a 21% decrease in net sales. For the three months ended September 30, 2006, selling and marketing expenses represented 30% of net sales. For the three months ended September 30, 2007, selling and marketing expenses represented approximately 35% of net sales. In the third quarter of 2006, we increased the size of our sales and marketing team in anticipation of being able to market the new products acquired from Vanta and CareKeeper. However, because of the additional testing and development needed on the products, we have only realized minimal revenue growth from the Vanta products.

Research and development expenses were $425,302 for the three months ended September 30, 2007 as compared to $363,915 for the three months ended September 30, 2006. Research and development expenses, as a percentage of net sales, increased from approximately 20% for the three months ended September 30, 2006 to approximately 29% for the three months ended September 30, 2007. The increase in research and development expense was due to the additional work necessary to resolve the technology issues associated with the Vivid products.

General and administrative expenses increased by $94,124 to $659,099 for the three months ended September 30, 2007 from $564,634 for the three months ended September 30, 2006. General and administrative expenses represented 45% of net sales for the three months ended September 30, 2007 as compared to 31% of net sales for the three months ended September 30, 2006. The increase in general and administrative expense is primarily due to an increase of other expenses by $143,100. The rise in other expenses is attributable to an increase in bad debt.

Depreciation expense was $39,832 for the three months ended September 30, 2007 and $34,720 for the three months ended September 30, 2006, resulting in an increase of $5,112 or 15% resulting primarily from CKS.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net sales decreased $488,092 or 10% for the nine months ended September 30, 2007 to $4,465,026, compared to $4,953,118 during the same period in 2006. This decrease resulted primarily from a $1,019,623 reduction in the Advantage transaction sales resulting primarily from a reduction in Amedisys revenue of $770,355 due to the Amedisys roll out of their internally developed software and a decrease in training and implementation revenue of $207,112 due to two large new customers that went live in 2006. This was offset, in part, by increases in the following

•	revenue from the Vivid products of $546,178, which we acquired in May 2006 and reported four and a half months of revenue for the nine months ended 2006 compared to nine months of revenue in 2007 and

•	revenue from the Analyzer of $25,036, which we acquired in April 2006 and reported only six months in 2006, compared to nine months in 2007.

Overall revenue decreased in part due to a steady decline in revenue from Amedisys, which accounted for approximately 24% of our revenue for the nine months ended September 30, 2007 and 46% of our revenue for the nine months ended September 30, 2006.

Cost of sales for the nine months ended September 30, 2007 increased to $3,516,235 from $2,699,172 for the nine months ended September 30, 2006. Cost of sales increased by 30% despite a 10% decrease in net sales. The increase in the cost of sales can be attributed, in large part, to the following:

•
Depreciation increased $709,668 due to the increase in the amortization of internally developed software for Advantage of $147,694 and increases from the Analyzer and Vivid products of $135,822 and $426,152, respectively due to reported partial periods in 2006 and a full six months in 2007;

•
Salaries and related expenses increased $141,677, of which $138,645 was related to Vivid products and $21,835 was from the Analyzer product which resulted primarily from the partial periods in 2006, which are mentioned above;

•	Communications expense increased $73,794, of which $72,490 was primarily for hosted data services for 9 months for the Vivid products in 2007 compared to 4.5 months in 2006;

•	Travel expense increased $3,814 due primarily to customer site visits and our out of town staff training at our Tampa location;

•	Occupancy expense increased by $13,904, due to an increase in office space at our Tampa location.

The increase in cost of sales was offset by a decrease in professional services of $113,312. The primary reason for the decrease was that consultants that were used to implement two large customers in 2006 were not used in 2007. Other expenses also decreased by $14,708 primarily from a decrease in software support fees.

For the nine months ended September 30, 2007, cost of sales represented approximately 79% of revenue, as compared to approximately 55% of revenue in 2006. This significant increase results from the fact that we have not yet fully integrated the operations of the Analyzer and Vivid products into our own operations and are not realizing the economic benefits of these acquisitions, yet we continue to incur significant costs in connection with the Vivid products.

Total operating expenses were $4,547,895 for the nine months ended September 30, 2007, compared to $3,498,994 for the nine months ended September 30, 2006, resulting in an increase in operating expenses of $1,048,901 or approximately 30%. For the nine months ended September 30, 2007, total operating expenses represented 102% of net sales. For the nine months ended September 30, 2006, total operating expenses represented approximately 71% of net sales. The significant increase in operating expenses as a percentage of sales was due, in large part, to the issues we experienced completing the improvements to the Vivid products and the difficulties in integrating both the Analyzer and Vivid products with the Advantage and other components of our products.

For the nine months ended September 30, 2007, selling and marketing expenses increased by $426,694 or 37%, despite the decrease in net sales. This increase in selling and marketing expense is attributable primarily to increases in the following:

•
salaries and benefit expense by $450,266, due to increases from CKS and VHT of $80,295 and $87,051, respectively, due to the partial reporting period in 2006 and an increase of $163,756 from increased sales staff to promote our product lines and the addition of the VP of Product Management and Marketing in December 2006, and the shift of personnel from administration to sales;

•	marketing and promotional expense by $16,242 primarily due to increased trade show attendance and printed collateral material;

•	travel expenses by $24,682 due to an increased number of sales staff and increased travel to regional and national trade shows;

•	communication expense by $18,875 due primarily to the increase in on line meetings and conference calls with prospective customers.

For the nine months ended September 30, 2007, selling and marketing expenses represented approximately 35% of net sales. For the nine months ended September 30, 2006, selling and marketing expenses represented 23% of net sales. In the later part of 2006, we increased the size of our sales and marketing team in anticipation of being able to market the new products acquired from Vanta and CareKeeper; however we have yet to realize any significant revenue from these products.

Research and development expense was $1,173,466 for the nine months ended September 30, 2007 as compared to $821,524 for the nine months ended September 30, 2006. Research and development expenses, as a percentage of net sales, increased from approximately 16% for the nine months ended September 30, 2006 to approximately 26% for the nine months ended September 30, 2007. The increase in research and development expense was due to increases in:

•
salaries and benefits expense by $282,328, which consisted of the hiring of one additional development employee in the third quarter of 2006 to address the Vivid product offering and the recognition of six months of salary and benefits for the CKS and VHT development employees compared with partial periods in 2006;

•	outside services by $27,019 due to the reliance on outside consultants assisting with product development of the Vivid products;

•	travel expense by $22,130, which resulted primarily from management and staff participating in customer site visits and participation at trade shows; and

•	other expenses by $13,681, which is primarily due to miscellaneous computer expense.

We anticipate that research and development expenses will remain at the current level over the next 12 months as we continue to improve and integrate our products and prepare for the P4P regulations. Since our industry is characterized by rapidly evolving technology, research and development will always be a significant expense.

General and administration expenses were $1,636,736 for the nine months ended September 30, 2007 and $1,391,660 for the nine months ended September 30, 2006, representing 37% of net sales for the nine months ended September 30, 2007 and 28% of net sales for the nine months ended September 30, 2006. The increase in general administration expenses was due to increases in:

•	occupancy expense by $145,067, primarily due to new office space leased at our Tampa location and rent increases for existing space;

•	outside service expense by $109,542, primarily due to a $135,115 increase in legal and accounting fees; and

•
other expenses by $88,529. The rise in other expenses is primarily attributable to an increase in bad debt expenses based on an increase in the allowance account. The allowance account increase was due to concern over the collectability of some of our accounts receivable.

Depreciation expense was $116,887 for the nine months ended September 30, 2007 and $104,424 for the nine months ended September 30, 2006, resulting in an increase of $12,463 or 12%.

Interest expense was $39,128 for the nine months ended September 30, 2007 and $26,402 for the nine months ended September 30, 2006, resulting in an increase of $12,726 or 48%, resulting primarily from the assumption of the CKS line of credit and note payable.

Liquidity and Capital Resources

At September 30, 2007, we had an accumulated deficit of $21,197,196 compared to $15,966,398 at December 31, 2006. At September 30, 2007 we had a working capital deficit of $1,480,411 compared to a working capital deficit of $902,092 at December 31, 2006. We incurred a net loss for the nine months ended September 30, 2007 of $3,599,104, as compared to a net loss of $1,245,048 for the nine months ended September 30, 2006.

We are dependent on Stanford’s commitment to fund us. During the nine months ended September 30, 2007, we drew down an additional $2,500,000 from the facility provided by Stanford for a total of $8,600,000. The remaining $650,000 available at September 30, 2007 was drawn down in October 2007. In August 2007, we entered into a series of agreements with Stanford pursuant to which Stanford agreed to invest up to an additional $7,850,000 at its discretion and upon the satisfaction of certain conditions. We believe that the funds available to us from Stanford together with funds collected from operations will be sufficient to meet our working capital and capital expenditures requirements through the end of 2008.

As of September 30, 2007, we had cash totaling $49,336. Significant cash flow activities for the nine months ended September 30, 2007 are as follows:

Cash used in operating activities amounted to $1,959,852 for the nine months ended September 30, 2007, as compared to $1,747,181 for such activities in the same period of 2006. This increase is primarily attributable to:

•	a net loss of $3,599,104;

•	an increase in prepaid expenses and other current assets of $96,314;

•	an increase in the allowance for doubtful accounts of $20,742;

•	a decrease in deferred revenue of $156,822;

However, these uses were partially offset by:

•	certain non-cash items such as depreciation and amortization of $1,392,452;

•	an increase in accounts payable of $145,914;

•	a decrease in account receivable of $122,417;

•	an increase in accrued expenses of $47,550;

•	a decrease in royalties and referral fees receivable of $13,300; and

•	an increase in customer deposits of $10,870.

Cash used in investing activities was $1,065,952 for the nine months ended September 30, 2007, as compared to $1,739,010 for the nine months ended September 30, 2006. Cash used in investing activities in 2007 is attributable to increases in capitalized software development costs of $742,762, an adjustment to the purchase price of CareKeeper of 120,906, an earnout payment made related to the purchase of CareKeeper of $77,207 and increases in property and equipment of $125,077.

Cash provided from financing activities was $2,516,376 for the nine months ended September 30, 2007, whereas such activities provided $3,462,208 during the same period of 2006. The increase in cash provided by financing activities in 2007 is primarily attributed to $2,500,000 in proceeds received from Stanford during the nine months ended September 30, 2007.

Software development cost, net of accumulated amortization, was $3,428,999 at September 30, 2007 compared to $3,880,577 at December 31, 2006. The accumulated amortization at September 30, 2007 and December 31, 2006 was $4,085,886 and $2,693,434, respectively.

Other assets at September 30, 2007 were $649,011 compared to $485,830 at December 31, 2006. These amounts consisted of property and equipment, net of accumulated depreciation, of $353,697 and $275,145, prepaid expenses and current assets of $199,036 and $116,024, security deposits and other assets of $96,278 and $94,661, at September 30, 2007 and December 31, 2006, respectively.

Accounts payable and accrued expenses at September 30, 2007 and December 31, 2006 were $1,102,105 and $889,640, respectively.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Changes in Internal Control Over Financial Reporting

None.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Except as set forth below, we are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property.

Xpanxion Litigation

On or about April 20, 2007, we were served with a Verified Complaint in the matter of Xpanxion, LLC v. Carekeeper Software, Inc., d/b/a CareKeeper Solutions, Inc. and Health Systems Solutions, Inc., filed in the State Court of Fulton County, Georgia (the “Litigation”). Xpanxion, LLC is a software development company retained by CareKeeper Software, Inc. to assist in developing software for CareKeeper Software, Inc.’s customers. The Verified Complaint alleges breach of contract and seeks payment of the balance due on a promissory note issued by CareKeeper Software, Inc. A subsidiary of the Company, CareKeeper Solutions, Inc., is the sole shareholder of CareKeeper Software, Inc. The alleged balance due on the promissory note is $342,904. The Plaintiff also seeks attorney’s fees, litigation costs and interest.

On or about May 10, 2007, we were served with a demand for arbitration by Xpanxion, LLC in the matter of Xpanxion, LLC v. CareKeeper Software, Inc. d/b/a CareKeeper Solutions, Inc. and Health Systems Solutions, Inc., filed in the American Arbitration Association (the “Arbitration”). The Demand for Arbitration alleges breach of contract and seeks damages for the balance due pursuant to a contract between Xpanxion, LLC and CareKeeper Software, Inc. The amount sought in the Arbitration is $216,438, plus attorney’s fees, litigation costs, and interest.

Management believes that a number of potential defenses exist in both the Arbitration and the Litigation. Among other things, Management believes that Xpanxion has breached its contracts with CareKeeper Software, Inc. by failing to develop software products for CareKeeper Software, Inc., as required by the parties’ agreements. In addition, management believes that we may not be liable for the alleged debts of CareKeeper Software, Inc., as our subsidiary, CareKeeper Solutions, Inc., did not acquire the stock of CareKeeper Software, Inc. until approximately four months after the subject promissory note and contract were entered into, and because we have not agreed to assume any of the liabilities of CareKeeper Software, Inc. As a result, on October 29, 2007, we filed motions for summary judgment seeking the dismissal of us from the Litigation and the Arbitration. The final hearing in the Arbitration is scheduled to commence on December 10, 2007. No trial date has been set for the Litigation and management does not believe that a trial will take place in the Litigation until some time in the spring of 2008.

Briggs Litigation

On September 13, 2007, Briggs Medical Service Company, a Delaware corporation ("Briggs Medical"), served the Company with a summons and complaint filed in the United States District Court for the Middle District of Florida, Tampa Division.  The complaint, as amended on October 24, 2007, names as the only defendant "Health Systems Solutions, Inc., a Florida corporation, f/k/a Healthcare Quality Solutions, Inc."  The amended complaint alleges that the defendant (a) has infringed various copyrighted medical forms which Briggs Medical alleges that it owns, (b) has breached a 2003 Co-Development Agreement and associated "Statement of Work" between Briggs Corporation, an Iowa corporation, and Healthcare Quality Solutions, Inc., (the "Agreement"), and (c) has tortiously interfered with actual and prospective business relations between Briggs Medical and thousands of Briggs Medical's customers by inducing them to use other medical forms which Briggs Medical allege infringe its alleged copyrights.  Briggs Medical seeks the following relief in the amended complaint:  (i) judicial findings of infringement, breach and tortious interference, (ii) an award of an indeterminate amount of lost profits and other special, consequential and punitive damages, together with prejudgment interest, attorneys fees and costs and (iii) an injunction prohibiting the defendant and others acting in concert with the defendant from infringing Briggs Medical's alleged copyrights.  On November 7, 2007, we moved to dismiss the breach of contract claim for failure to state a claim upon which relief can be granted.  No response to that motion has yet been received, and the court has not yet ruled upon that motion.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2005, we entered into a Preferred Stock Purchase Agreement with Stanford. We agreed to issue to Stanford Series C Convertible Preferred Stock at a price of $2.00 per share, together with warrants exercisable for 3/10 of a share of common stock for each share of Series C Convertible Preferred Stock purchased. Each share of Series C Convertible Preferred Stock is convertible into one half share of common stock and is entitled to one half vote per share. The warrants are exercisable at a price of $0.002 per share. Beginning November 8, 2005 we have issued Series C Preferred Stock and warrants to Stanford to complete acquisitions and fund capital requirements. The sale of these shares and warrants were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

We also issued 1,042,500 shares of common stock upon the exercising of warrants granted in connection to Preferred Stock sales. We received $2,085 for the exercise of the warrants.

Effective August 17, 2007, we entered into the 2007 Preferred Stock Agreement with Stanford whereby Stanford agreed to acquire shares of Series D Preferred Stock, together with warrants to purchase shares of common stock. Effective August 17, 2007, we also entered into the Debenture Agreement with Stanford, whereby Stanford agreed to acquire up to $5,000,000 of our convertible debentures, together with five-year warrants to purchase shares of our common stock. The proceeds from the sale of these securities and exercise of the warrants may be used to fund working capital requirements. The sales of these securities were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act as a transaction not involving a public offering.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Effective August 17, 2007, the shareholders holding a majority of our shares of common stock voted to amend our 2003 Management and Director Equity Incentive Compensation Plan to increase the number of shares of common stock which may be issued under the Plan from 500,000 shares to 3,210,000 shares. On August 31, 2007, a Definitive Information Statement was filed with the SEC. On September 6, 2007, the Information Statement was mailed to our shareholder. On September 26, 2007, the action became effective.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)  Documents filed as part of this Form 10-QSB.

10.19	Preferred Stock Purchase Agreement, dated as of August 17, 2007, by and between Health Systems Solutions, Inc. and Stanford International Bank Limited. [1]
10.20	Convertible Debenture Purchase Agreement, dated as of August 17, 2007, by and between Health Systems Solutions, Inc. and Stanford International Bank Limited. [1]
10.21	Employment Agreement dated September 1, 2007 between the Company and Stanley Vashovsky. [2]
10.22	Employment Agreement dated September 1, 2007 between the Company and Michael G. Levine. [3]
10.23
Information Technology Consultancy Agreement dated as of October 1, 2007 by and between Philips Electronics North America Corporation and HSS Consultancy, LLC, a wholly owned subsidiary of the Company. [4]

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

.

1 Incorporated by reference to the Company’s Form 8-K, Current Report, dated August 17, 2007.
2 Incorporated by reference to the Company’s Form 8-K, Current Report dated August 2, 2007.
3 Incorporated by reference to the Company’s Form 8-K, Current Report, dated August 17, 2007.
4 Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, confidential treatment has been requested for certain portions of this Exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH SYSTEMS SOLUTIONS, INC.

Dated: November 14, 2007	By:	/s/ Stanley Vashovsky
Stanley Vashovsky
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on November 14, 2007.

SIGNATURE	TITLE
/s/ Stanley Vashovsky	Chief Executive Officer
Stanley Vashovsky

/s/ Michael G. Levine	Chief Financial Officer and Executive Vice President
Michael G. Levine