Form 10-K
period 2007-12-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2008-03-31
CIK 1093913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number 000-24681

HEALTH SYSTEMS SOLUTIONS, INC.
(Exact name of small business issuer as in its charter)

Nevada	82-0513245
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

405 N. Reo Street, Suite 300, Tampa, Florida 33609
(Address of principal executive offices, including zip code)

(813) 282-3303
(Registrant’s telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001
par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒     No ☐

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Registration S-B is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

On June 29, 2007, 1,457,377 of voting and non-voting common shares held by non-affiliates had an aggregate market value of $1,020,164 based on the last sales price at which the common stock was sold as reported by the OTCBB.

As of March 18, 2008, the issuer had 7,365,361 shares of common stock outstanding.

Documents Incorporated By Reference: Not Applicable.

HEALTH SYSTEMS SOLUTIONS, INC.

FORM 10-K

i

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements are based on current expectations, and are not strictly historical statements. Forward-looking statements include, without limitation, statements set forth in this document and elsewhere regarding, among other things:

•	the willingness or ability of our principal shareholder to continue financing our operations or access to sufficient working capital to meet our operating and financial needs;

•	integration of our recent acquisitions and any future acquisitions;

•	market acceptance of new product introductions;

•	plans related to our capital expenditures;

•	change in regulatory requirements or guidelines;

•	expectations of future financial performance; and

•	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the U.S. Securities and Exchange Commission (“SEC”). You can find many of these statements by looking for words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this document or in documents incorporated by reference in this document.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” set forth in this report.

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

PART I

ITEM 1.	BUSINESS

References throughout this annual report to “Health Systems Solutions,” “HSS,” “the Company,” “we,” “us” and “our” refer to Health Systems Solutions, Inc., and unless otherwise indicated, to our operating subsidiaries, Healthcare Quality Solutions, Inc., VHT Acquisition Company, CareKeeper Solutions, Inc., and HSS Consultancy, LLC and their subsidiaries.

We are a Nevada corporation which was incorporated on July 31, 2001. Our executive offices are located at 405 N. Reo Street, Suite 300, Tampa, Florida 33609 and our telephone number is 813-282-3303. Our website is located at www.HSSglobal.com and is currently being upgraded. Information on our website is not a part of this report or any other report filed with the SEC.

Overview

We are a technology and services company dedicated to bringing innovation to the health care industry. Our objective is to leverage our understanding of current and next-generation technologies to offer value-added products and services which will generate improved clinical, operational and financial outcomes for our clients. Our portfolio of products and services extends across many segments of health care including home health care, medical staffing, acute and post-acute facilities, and telehealth/telemedicine. Our business is grouped into three segments: technology solutions, software and consulting.

Our fastest growing segment is Technology Solutions which consists of HSS Consultancy LLC, our New York-based subsidiary which offers innovative high-end development and post-implementation support for complex projects across a wide spectrum of applications. We believe that we design, develop, distribute and support applications that are better designed and more functional and can be produced more rapidly than our clients are able to produce by themselves. Our engineers and programmers are cross-trained and are able to apply a diverse set of disciplines to solve technical challenges. We currently perform these services for Philips Medical Systems, a subsidiary of Philips Electronics North America Corporation (“Philips”), one of the world’s largest and most sophisticated health care technology companies.

Our Software segment develops, markets, sells and supports proprietary products to health care companies and has a strong presence in the home health care market. These products are designed to assist health care organizations, home health care agencies and other related companies to manage and compete more effectively in the Medicare, Medicaid, private pay and managed care environments. We also provide medical staffing companies with software solutions that track candidate recruiting, scheduling and back office management. We offer several comprehensive proprietary software solutions including:

•
HSS Advantage - Transactional fee-based software solution that allows clients to process patients’ clinical assessments in an electronic format, audit for errors and transmit submissions for reimbursement.

•	HSS Analyzer – Utilizes a client’s existing data to provide management reporting and analytics for revenue optimization and enables the client to increase business efficiencies.

•
VividNet™ and Vivid Care™ – Software for the private duty and medical staffing markets that offers scheduling, billing/accounts receivable, and workflow/human resources management. (VividNet™ is web-based and Vivid Care™ is server-based).

•	VividCall – An integrated telephony solution used for site visit verification and broadcast messaging.

Our newly formed Consulting segment was created to leverage our proprietary software products and expertise in the home health care market to provide our clients with performance analyses and professional services to help maximize their revenue opportunities and increase the quality of patient care. Our consulting services include:

•
Performance Advisors - A consulting service that utilizes our existing products and services and our Medicare/Medicaid expertise to help our clients maximize their revenue opportunities while increasing the quality of patient care.

•
Professional Services - A service that designs, develops and implements customized software solutions. The offerings in this category can range from adding client-specified functionality to existing HSS software products to building applications from the ground up to meet the unique needs of our clients.

Strategy

We believe that technology will continue to play a pivotal role in the availability, quality and cost containment of global health care. Furthermore, we envision similar technological needs across various segments of health care including preventative health and disease management, acute and post-acute care and home health care. The utilization of technology to capture data from various sources, disciplines, periods of time and geographic proximities combined with the deployment of mobile “smart” device applications, such as GPS and radio-frequency tracking capabilities, coupled with more robust and powerful database management tools has created many possible applications that can be developed to improve global health care further.

Our strategy is to leverage our collective talents in software engineering and programming, client service and sales to identify health care companies in need of technology solutions to improve clinical outcomes, make their business more operationally efficient and increase their return on capital investment. We believe we can grow significantly by:

•	further improving the quality, functionality and client experience of our product portfolio;

•	diversifying into new health care technology markets with high-growth, high-margin products and services; and

•	acquiring companies that possess products, services or intellectual property that can be accretive to our company.

Our strategic vision took shape in the latter half of 2007 as a new management team assumed leadership and performed an extensive evaluation of our business and marketplace. Management analyzed and reviewed, among other things, our company’s personnel, technology (including engineering capabilities, platform architecture and programming policies and procedures), operations (including quality assurance and client support), financial structure, research and development, and intellectual property. This evaluation resulted in a comprehensive road map that laid the course for a revised business strategy dedicated to industry-leading innovation, product quality and client experience.

Our strategic objective is to make the investments necessary to attract and retain personnel who possess superior technical skills, creativity and a desire to succeed. We believe such talent will help us advance along the product development curve. Successful execution of our objectives will allow us to strengthen our current position in the home health care market while developing new markets in health care technology that will allow us to leverage our skill sets and achieve economies of scale and scope.

The first step toward achieving this vision was the October 2007 agreement with Philips which transferred Philips’ Service Innovations Group to HSS. With this agreement, we added significantly to our portfolio of technical capabilities, personnel and industry experience. In addition to a material increase in revenues, we acquired a cohesive group of talented technologists and client service specialists who support products in the acute health care market.

In addition to organic growth, we are evaluating acquisition opportunities within a wide spectrum of the health care technology sector, including the acute and post-acute markets to build on the development and project management expertise we already have. Such opportunities come from multiple sources and will complement our existing abilities to serve clients with complex and sophisticated information technology, or IT, system needs. Moreover, we expect that our existing health care clients will benefit indirectly from this strategy in the form of more robust and technically sophisticated products that we will be able to use in answering their growing technology needs.

Our Products and Services

We sell services and software solutions that enable our clients to improve the clinical, operational and financial results of their businesses.  We deliver these solutions through our three business units: Technology Solutions, Software and Consulting Services.  Historically, the concentration of our offerings has primarily been software within the home health care sector; however, we have recently begun to expand our offerings to include services and have also expanded our reach into other segments of health care.

Technology Solutions

Our Technology Solutions segment is comprised principally of our subsidiary HSS Consultancy, LLC (“HSSC”). In October 2007, we entered into a consultancy agreement with Philips, pursuant to which Philips transferred to us the projects, operations and responsibilities formerly carried out by Philips’ Service Innovations Group.  The initial term of the agreement will be until December 31, 2009, although it can be extended by agreement of both parties for successive one-year terms. As part of the consultancy agreement, we hired over 20 technology and consulting experts from Philips and placed them in HSSC to support the contract requirements. Since October 2007, we have hired additional personnel to join HSSC and we now offer the following services:

•	developing and selling customized software applications to corporate operations support and management,

•	providing expert and research-level software support,

•	implementation,

•	remote and on-site end-user, manager and executive training, and

•	project rollout and deployment management.

The solutions we currently provide confer several substantial benefits on our clients, including reduced down time of high-tech hardware in the field, less time required to develop new software and solutions, having dedicated client training and support, staying in compliance with regulatory requirements, and enhancing risk management programs.

We offer services to clients through both stand-alone projects and ongoing agreements for extended services. We are actively pursuing new clients and additional business, both in the health care industry and beyond.

Software

Our software solutions include HSS Advantage, HSS Analyzer, VividCare™, VividNet™ and VividCall. They are designed to help our clients maximize revenue generation, optimize cash flow, maintain staffing efficiency, ensure appropriate risk management, monitor the quality of care provided and comply with regulatory changes and requirements.

HSS Advantage software is designed to provide the following benefits:

•
It enables Medicare home health agencies to meet federal mandates for collecting data. Clients can transmit data to us using a variety of methods. Drafts are typically available for viewing on the Internet within two hours of receipt. Upon completion of the editing process, we transmit the required data to appropriate government agencies as required under the regulations.

•
A variety of real-time reports are provided that highlight clinical, financial and operational issues/guidelines to ensure optimum clinical and financial results. Other reports enable a client to evaluate the efficacy of the proposed clinical interventions as they relate to the Medicare regulations.

•
It provides reports that enable clients to evaluate the effectiveness of their services by benchmarking the clinical outcome of the patient against national norms, guiding the client to improved processes and best practices.

•
It provides services that deliver medication teaching sheets that are required to be left with the patient that describe how to use the drug and any possible risks. The software compares all drugs that have been entered into the system for a patient to determine possible interactions between and among the drug, food and selected herbs.

HSS Analyzer is designed to provide the following advantages:

•
It extracts data from software programs supplied by 12 other vendors including: McKesson Corporation, Cerner Corporation, Misys, Inc., Carecentric, Inc. and Delta, Inc., among others. This data is then processed to provide decision support information that enables the user to improve clinical and claims operating performance.

•
It can interface with virtually all of the home care industry’s major billing and financial systems. These interfaces extract financial data from the billing system and combine this data with clinical utilization data to provide an integrated view of a home care agency’s status identifying its strengths and weaknesses.

•
An additional module provides web-based benchmarking information that compares one agency of an office with others in our database. We believe HSS Analyzer is the most comprehensive decision-support product available at its price point in the home health care industry.

VividNet™ software is designed to provide the following advantages:

•
It provides web-based software that is designed to handle all types of home care payers including Medicare, Medicaid, private pay and medical staffing agencies. VividNet™ is designed to track and manage information necessary for a health care company’s operations and profitability. Information is managed according to the natural workflow of an agency’s operations - from front office client intake and workforce management, through an integrated scheduling function, to back office accounting and reporting. The systems provide caregiver/patient scheduling, tracking of patient visits and accounts and provide for reimbursement of services for the home health agency.

•
The heart of the system is a color-coded scheduling calendar, which drives other essential business operations such as client management, human resources, billing, accounts receivable, payroll, general ledger and management reports.

Vivid Care™ is an earlier version of the VividNet™ software. The VividNet™ software solution was upgraded in November of 2007 with all necessary improvements required to sell and implement the solution successfully. Since the upgrade was released, our clients have responded positively and reported a significant improvement in the product’s performance. The VividNet™ solution will continue to be updated with new features throughout 2008.

Development efforts to integrate the HSS Advantage solutions and VividNet™ solution for clients that desire the features of both Medicare and private duty business have been underway and successfully delivered to our Beta users. The Beta release will be tested throughout the first half of 2008.

With our VividCall product, we are one of a limited number of home care software companies in the United States that is licensed to use certain patented technology for home health telephony services. The patent provides for the use of 800 numbers to identify the company receiving the call, dialed number identification to recognize the phone that is initiating the call, and processes for confirming time, expense, activity and attendance reporting.

The VividCall system provides a real-time solution for managing a mobile workforce by gathering and processing information with little or no human involvement. Because VividCall captures timecard information via the telephone, significant operational efficiencies can be gained throughout the entire home care organization. VividCall eliminates paper timecards and additional staff time required for manual data entry of time and attendance. Schedules are verified in VividNet automatically and prepared for billing and payroll processing without any additional staff intervention. An added feature of VividCall is improved communication with staff via an intelligent voice messaging system, allowing dissemination of information to specific employees or the entire workforce. The benefits of VividCall include savings on labor involvement required to edit and process timecards, billing and payroll information; elimination of paper time cards and ensure accuracy of payroll information; reduced fraud and abuse by electronically verifying scheduled visits; the monitoring of no-shows and cancellations from designated office computer, in real-time; and improved communication and workforce management with VividCall voice messaging.

In addition to the software services we deliver, we also provide support services relating to effective implementation and ongoing use on a fee basis. We offer training and education services either on the client’s site or over the web. We also offer consulting services relating to the effective use of the available decision support and operations analysis information for a nominal increase in transaction fees or on a daily fee basis.

Our current strategy is to integrate our products into an enterprise suite. An enterprise package that includes all our solutions would create efficiencies and simplification that is currently unavailable in a stand-alone environment. We also anticipate that existing and new clients will subscribe to more of our products and services once they are integrated.

Consulting Services

Our Performance Advisors Group provides analysis of performance and generates client-oriented work projects for performance improvements in clinical, quality and financial management. The purpose of engaging the Performance Advisors group is to gain an outside perspective of the client’s home health business and to identify areas in which process improvement can be implemented to realize specific outcomes. In an engagement, this group partners with clients to define an episode management project including goals, deliverables and timelines. Our consultant is an advisor, industry and clinical expert and an advanced data analysis resource assigned to the client’s project work group.

This group identifies opportunities to improve performance using proprietary decision support tools and advanced data analysis to review client’s information system clinical and financial databases. Goals are set by applying industry norms or standards and evidence based plans for patient care.

Project examples vary and include:

•	reduction in Low Utilization Payment Adjustment (LUPA) episodes with the implementation of an evidence-based care planning process validated by financial and quality outcome analysis;

•	sustainable process to improve OASIS assessment accuracy (e.g., clinician training focused on specific measures, using our proprietary software to identify probable OASIS assessment error);

•
sustainable improvement in outcome quality scores published in Home Health Compare and preparation for performance based payment (e.g., reduction in assessment error and improved accuracy in the data required for outcome based quality improvement plans);

•	implementation of improved resource utilization in therapy episodes and implementation of discipline resource utilization in selected, high value episodes;

•	pro forma analysis of episodes caused by the PPS reimbursement rule changes and fiscal intermediary policy;

•	revenue optimization when episode analysis results in opportunities to make valid corrections in closed and filed claims; and

•	due diligence analysis for clients considering an investment or business acquisition.

Our Professional Services group was created in early 2008 when we came to the realization that large clients can no longer rely on out-of-the-box solutions to operate their business successfully. Our Professional Services group will utilize our current suite of products and build high value additions, customizing the products to specific client demands. Our customers have been receptive to discussing our solutions and we plan to aggressively contact all of our large clients to discuss their needs.

Corporate Developments

The principal events that have occurred since January 2007 are as follows:

•
In 2007, we completed the integration of operations of two acquisitions made in the previous year. Vanta Health Technologies, LLC, ("Vanta"), which was acquired in April 2006, and CareKeeper Software, Inc. (“CareKeeper”), which was acquired in May 2006.

•
August 2007, Stanford International Bank, Ltd., our principal shareholder (“SIBL”), entered into a series of agreements with us pursuant to which SIBL agreed to invest up to an additional $7,850,000 through the purchase of $2,850,000 of Series D Convertible Preferred Stock and $5,000,000 of Convertible Debentures. As of December 31, 2007, SIBL had purchased $1,675,000 of Series D Convertible Preferred Stock and no Convertible Debentures, leaving an additional $6,175,000 of available funding.

•
Effective September 1, 2007, Stan Vashovsky became Chairman of the Board and Chief Executive Officer following the retirement in August 2007 of our former Chief Executive Officer, B.M. Milvain. Also on September 1, 2007, Michael G. Levine became our Chief Financial Officer and Executive Vice President. Management immediately commenced an internal evaluation and strategic review of our business strategy and operations.

•
Effective October 1, 2007, we entered into a consultancy agreement with Philips, pursuant to which Philips transferred to us the projects, operations and responsibilities formerly carried out by Philips’ Service Innovations Group.

•
In November 2007, Performance Advisors division signed its first deal which established us as a consulting services business in addition to a software provider. We began receiving revenue under this agreement in 2008.

We consider 2007 a transformational year for HSS as a new management team was put in place to enhance and expand our product and services portfolio and develop new markets. Upon the arrival in September 2007 of Messrs. Vashovsky and Levine as CEO and CFO, respectively, management performed an internal evaluation and strategic review. The following analyses were performed:

•	documented and evaluated processes and procedures;

•	visited and interviewed clients to ascertain client service and product quality perceptions and sought input to improve our client relationships;

•	initiated an employee survey to poll workers on various employment issues;

•	performed profitability analyses and identified opportunities to improve working capital;

•	reviewed each employee on a number of performance criteria;

•	analyzed and benchmarked the existing product portfolio; and

•	evaluated engineering, quality assurance, deployment and client support processes.

Based on this internal review, management initiated the following improvements to our business model:

•
We overhauled the VividNet™ product to increase the quality and functionality of the software to higher acceptance levels established by management. Sales of the product were temporarily suspended while management invested significant resources to make programming improvements. The product was re-launched in November 2007 to extremely positive client feedback.

•	We reallocated employees in the organization to better utilize their talents and focus on higher-margin, higher-growth products and services.

•	We implemented a cost savings program to reduce spending and improve return on investment.

•
In order to help our clients meet regulatory requirements, we allocated additional resources to product development to ensure that all of our software products were among the first to be compliant under the Medicare Home Health Prospective Payment System.

•	We overhauled all client support processes to ensure that all client service representatives were cross trained and able to provide the highest level of service.

•	We instituted a new product launch policy that included mechanisms for ensuring successful product launches.

We believe that these recent developments will enable us to compete successfully in a rapidly evolving and extremely competitive industry. We believe that we have developed a broad base of products and services in the home health industry. We intend to leverage that knowledge combined with our products and services to target other areas of the health care industry and any other industry that can benefit from systems and solutions that streamline operations and improve operational and clinical outcomes.

Health Care Industry Background

The health care system is the largest industry in the United States.

•
According to the Centers for Medicare and Medicaid Services (“CMS”), in 2006, aggregate health care spending in the United States reached $2.1 trillion. The total is projected to reach $2.9 trillion in 2009 and $4 trillion by 2016, by which point national health care spending is projected to be 20% of gross domestic product, or GDP.

•
In 2005, private funds (including out-of-pocket payment and private insurance) accounted for 54.6% of the total, while federal programs (primarily Medicare and Medicaid) accounted for 32.4%, with state and local governments funding the remaining 13.0%.

•
In 2007, Medicare enrollment was approximately 43 million. It is projected to reach 77 million enrollees by 2031 when the youngest of the baby boom generation are enrolled. The $432 billion in 2007 Medicare outlays represent 16% of the total US federal budget for the year. According to the Congressional Budget Office, as a budget category, Medicare outlays are exceeded only by Social Security (21%) and Defense (19%).

•
According to a study done by Datamonitor, health care providers in the United States and Canada will spend up to $39.5 billion on IT in 2008, with annual growth averaging 7.4% over the ensuing three years. An industry report by the Gartner Group projects that the worldwide health care IT market exceeds $113 billion and will continue to grow at approximately 6.6% through 2009.

According to researchers, disparities in the quality of health care also continue to drive interest in health care IT spending.  In a survey done by Information Technology Management Web, it was shown that the health care industry as a whole lags the average annual IT spend per employee in US industry by more than half ($6,918 vs. $3,047 in 2005).  Studies show that hospitals with more robust IT infrastructures often tend to have better patient outcomes than peers with weaker ones.  Given the directive from CMS to tie payments for medical care to patient outcomes (also known as “pay for performance”), the demand for sophisticated and robust IT solutions will continue to grow in coming years.

A recent survey by the Health Care Information Management Systems Society revealed that upgrading clinical information systems, implementing technology to reduce medical errors and implementing an electronic medical record system were most frequently identified as top IT priorities for participating health care organizations.

The 2008 US presidential campaign has underscored the importance of health care as a national priority, including the containment of costs, improving quality and access, empowering individuals and securing confidential patient information.  We expect that any meaningful reforms in the coming years will trigger additional spending on health care IT in order to ensure compliance with new legislation and/or regulatory developments. We believe that certain sectors of health care such as home health are in greater need of automation than others.

Home health is one of the fastest growing segments in the United States health care industry, growing at approximately 8% per year and projected to double in size every nine years, according to a recent National Health Expenditure study by CMS. Factors that we believe have contributed and will contribute to the need for improved home health services include:

•	recognition that home health services can be a cost-effective alternative to more expensive institutional care;

•
aging demographics, which is a function of both a large cohort of older Americans that will be incurring greater health care costs, as well as the fact that life expectancies are improving for all ages, meaning that today’s elderly will be expected to outlive their parents;

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

We believe home health agencies are consolidating and expanding their service delivery to encompass more opportunities. We believe that in the process of consolidation, home care management will require solutions that reach across these heretofore independent venues and need help to streamline their operations, standardize the delivery of care, maximize the reimbursement under the regulations, improve the quality of care delivered, and minimize compliance and other risks. By providing IT services and solutions, we help reduce the IT burdens of our clients, enabling them to focus on their core businesses and react quickly to dynamic market conditions.

Medicare is the largest single payer in the home care market, making it a target for all industry segments – medical devices, distributors, recruiters, trade associations and technology. Technology on a large scale was driven into the home care market with the introduction of the Balanced Budget Act of 1997. In that act, certain targeted health care providers (home care and long term care) were given deadlines by which they must begin to electronically submit their forms (OASIS and MDS, respectively) to their financial intermediary for payment.

In October 2000, the federal government introduced the Medicare Home Health Prospective Payment System (“PPS”). These rules require the collection and reporting of vast amounts of patient data that must be extracted, edited, corrected, formatted, exported and reported on rigorous schedules. The very success of a home health company participating in Medicare is dependent on meeting these requirements. Under these rules, home health agencies are mandated to prove that the care delivered improves the patient’s functional ability. Reimbursement levels are calculated in advance based upon the assessed need of the patient. An error in collecting the data on the initial patient assessment can cost thousands of dollars in missed reimbursement, and an error in collecting the data on the final assessment can result in the rejection of an entire claim, or an audit survey by a regulatory agency that could result in fraud and abuse charges.

Telemedicine and telehealth represents an approach to health care IT that focuses on using medical information exchanged electronically from one site to another to improve patients' health status. It can include remote patient monitoring, specialist consultations (such as radiology) and consumer medical information. “Telehealth” can include both clinical and non-clinical services (such as video conferencing technology) within the broader framework of Health care IT. Recent studies of telemedicine programs have consistently demonstrated a pronounced improvement in both patient outcomes and overall cost savings. This preponderance of data has already prompted 18 states to begin reimbursing for services provided via telemedicine.

In response to these, and other issues, Medicare started a home health pay-for-performance (“P4P”) demonstration in January 2008. The project provides medical groups with incentive payments based upon performance against quality benchmarks. The program uses evidence-based measures to assess the performance of over 35,000 physicians in 225 medical groups caring for more than 6.2 million commercial HMO enrollees. The program's data is collected and analyzed by the National Committee for Quality Assurance (“NCQA”), a Washington non-profit dedicated to improving health care quality. CMS has announced it plans to introduce P4P into the home health industry in 2008 or 2009. The P4P initiatives by CMS for home health care will further increase home care’s dependence on information technology services such as those delivered by us. We are investigating approaches that will enable us to assist home care providers operate effectively under the P4P regulations if and when they become effective.

As the baby boomers entering the health care system begin to have a greater financial impact on the cost of health care, we believe that a number of things will happen that may affect our business:

•	there will be public and political pressure to rationalize and consolidate many of the myriad post-acute health care delivery venues currently protected under Medicare and Medicaid regulations;

•
there will be consolidation within post-acute verticals such as home care, nursing homes, rehabilitation facilities and hospices, as well as consolidation or elimination of some of the types of providers;

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

For all of the reasons noted above, health care organizations are under increased pressure to reduce medical errors and increase operational efficiencies. Our software and services are designed to help clients achieve these objectives. Government regulation is also requiring changes within the health care industry. We believe that these changes may increase demand for health care information technology software and services such as ours. We believe that most providers of services in post-acute health care do not have the resources to invest in or manage the technology required to meet this new environment. We believe the opportunity exists to consolidate information technology vendors in the post-acute arena in advance of the rationalization of the health care providers themselves.

We believe that a growing common ground in technology solutions is emerging among care providers in different settings, including home health care, nursing homes, skilled nursing facilities and acute-care facilities. Cost containment is a top priority for all care providers, public and private alike, and the consensus among industry experts is that technology investments that improve efficiency can not only help minimize costs, but improve clinical outcomes, as well. We plan to focus on technology solutions that can be deployed to do both, all across the care spectrum, from acute to home health care.

Our Clients

We sell our products and services to companies in the health care industry. During 2007, we had approximately 323 clients in 44 states using one or more of our products or services. In 2007, our two largest clients were Philips and Amedisys Inc, accounting for 19% and 17%, respectively, of our company’s total 2007 revenues. No other clients accounted for revenues greater than 10% of total 2007 revenues.

Our 2007 revenues from Philips were generated only in the fourth quarter of 2007 and represented approximately 49% of revenues for that quarter. We believe that Philips will continue to be a substantial client for our company based on projects under contract through at least December 31, 2009.

Amedisys’ revenue as a percentage of total company revenue decreased to 17% in 2007 from 35% in 2006 as a result of Amedisys’ decision to distribute laptop computers to their full time nursing staff which greatly reduced their need for our verification services. As a result of the changes, management believes that Amedisys will become a smaller percentage of overall revenues unless we are able to deliver new products and services that are desired by Amedisys. We continue to enjoy a collaborative relationship with Amedisys and intend to pursue additional business with Amedisys.

Management believes it is important not to be solely tied to any one client. Although Philips will continue to make up a large percentage of revenues in 2008, management is working diligently to avoid client concentration risk by adding other large accounts to diversify our revenue sources.

Sales and Marketing

Our products and services are sold primarily through a direct sales force that focuses on current accounts for expanded portfolio sales and potential clients identified through leads and prospects identified through marketing campaigns, tradeshows and daily business interactions. Historically, we have focused on providers of home health services; however, more recently we have begun to market our products and services to health care providers of a variety of sizes and specialties.

In 2008, marketing will focus on direct mail campaigns, account penetration activities, tradeshows, a newly revamped and interactive web site and a strong branding campaign that showcases our vision, products, services and people.

Several new opportunities have been presented to us as a result of our new Professional Services Group that will utilize our current suite of products and build high value additions, customizing the products to specific client demands. We are confident in a growing market of large clients that can no longer rely on out of the box solutions to successfully operate their business.

Product Development

We seek to maintain technological competitiveness and respond to market trends and our clients’ evolving needs. We are also creating new functionality for our existing software. We have reduced our reliance on outside vendors that have historically aided our internal personnel in software development. We have also involved clients in our software design process, enabling them in some cases to have direct and regular access to the development staff, including its senior leadership.

The system architecture lends itself to rapid delivery of improved software and product functionality. The majority of our systems are designed as "thin-client" (clients need only a browser to access the services) minimizing the information technology infrastructure required at the client site.

The current HSS Advantage system architecture is based on the widely accepted J2EE architecture that ensures "openness" and "scalability.” The VividNet™ system architecture is based on the Microsoft .net platform that also ensures openness and scalability. Both approaches provide scalable architectures and lend themselves to integration of databases and communications. The designs and the centralized hosting approach facilitates managing and delivering changes and enhancements to the software and service. Our management and technology teams constantly evaluate our systems architecture and have been working on a product road map for the next generation of products.

In 2007, we introduced our hand-held data collection tool into beta testing at two client sites. Through the second quarter of 2008 we expect to add additional features to this device as our beta users continue to offer feedback as to its success. This product is expected to increase retention of our clients who use the HSS Advantage product, since many of our clients are looking for a data input device that the clinician can use in the patient’s home. Development of the underlying software will be produced with existing staff.

The VividNet™ software solution was updated in November of 2007 with all necessary improvements required to successfully sell and implement the solution. Since the update, there has been an increase in client satisfaction. The VividNet™ solution will continue to be updated with new value added features throughout 2008.

Research and development costs include amounts expensed and capitalized during the relevant periods. For the years ended December 31, 2007, we expensed $1,481,743 and capitalized $991,523 compared with the year ended December 31, 2006, the Company expensed $1,230,207 and capitalized $1,003,254.

Operations

Our client service department provides a variety of operational support to clients. Client service includes a verification service that ensures the accuracy of automated optical character recognition translation of hand-written patient assessment information to digital data, assistance with client data communications, copy data to/from our website, transmitting client's patient data to appropriate state Departments of Health, acquiring client reports from CMS, posting these reports to our website for access by the client and producing client benchmark reports from our national database.

The systems infrastructure department manages and supports the computer and communications infrastructure used by our clients including hosting services, web services administration, communications administration, application administration, database administration, systems administration and LAN administration.

Our products and services are critical to our clients’ operations. As a result, our infrastructure requires a high level of service availability. To minimize the risk to our clients, we have servers that support client activities installed in two very secure facilities in Tampa, Florida and Sterling, Virginia, both of which are managed by Qwest Communications International Inc. at its Qwest CyberCenters. These two facilities provide redundant power and air conditioning, redundant Internet connections and redundant telecommunications. This department also provides the full continuum of service functions for all clients utilizing our products and services. These functions include implementation, training and client support.

Encryption and Security from Hackers

We have implemented various layers of security to ensure appropriate, controlled access to our services, including establishing user level password systems and encryption schemes based on 128 bit keys. We have implemented Secure Sockets Layer (SSL), an industry standard protocol for providing authentication and encryption, verified through the use of certificates provided through VeriSign, an industry provider of secure Internet communications. Firewalls are implemented to protect against unauthorized entry and address translation schemes adds a further level of access protection from unauthorized access attempts. Our services agreements generally contain limitations on liability and we maintain insurance with coverage limits of $2,000,000 for general liability. However, the contractual provisions and insurance coverage may not provide adequate coverage against all possible claims that may be asserted.

Competition

The market for health care information systems is intensely competitive. The competitive factors affecting the market for our services include:

•	vendor and product reputation;

•	reliability of service;

•	availability of products on preferred computer and communications platforms;

•	scalability;

•	integration with other applications;

•	functionality and features;

•	ease-of-use;

•	quality of support, documentation and training;

•	product quality and performance;

•	product innovation;

•	price; and

•	effectiveness of our marketing and sales efforts.

Some of our competitors in the home health care market are McKesson Corporation, Cerner Corporation, Misys PLC, Patient Care Technologies, Inc. and Delta Health Technologies, among others, as well as our clients’ own internal IT departments. Some of our competitors have significantly economies of scale in terms of financial, technical, research and development and marketing resources. As a result, they may be able to dedicate greater resources to development, promotion, sales and support of their products than our company. We believe that establishing a strong reputation for quality, client service and innovation will help us compete in the marketplace. We have dedicated significant efforts towards improving our reputation in these areas and have received positive feedback from our clients as to the improvement in the stability and functionality of our products.

Governmental Regulation

The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care providers. Many federal and state legislators have announced that they intend to propose programs to reform the United States health care system at both the federal and state level. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates, revise regulatory requirements and otherwise change the environment in which providers operate. Health care providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including investments in our products and related services.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") establishes rules, regulations and penalties for ensuring the privacy of patient health information. In addition, HIPAA requires standards for the electronic interchange of health care and claims data though HIPAA affects all aspects of all health care providers' operations, the greatest impact will be in the information technology area. We have taken various steps to comply with HIPAA. There will continue to be changes related to HIPAA compliance. Costs of implementation and risk management may be significant as policy and process development is based on extensive assessment, staff training, IT solution purchases and ongoing compliance evaluation. There will be continuing costs to ensure compliance with the law over time.

Employees

As of December 31, 2007, we had 89 full time employees, including:

•	6 in sales;

•	7 in product management;

•	6 in training and implementation;

•	33 in operations and client service;

•	22 in software development;

•	3 in hardware support; and

•	12 in administrative and finance positions.

The geographic distribution of our employees is as follows:

•	50 in Tampa, Florida;

•	22 in New York, New York;

•	7 in Atlanta, Georgia; and

•	10 working remotely throughout the United States.

Our employees are not represented by a labor union, nor governed by any collective bargaining agreements. We believe the relationships with our employees are good.

In addition to Messrs. Vashovsky and Levine joining the management team as CEO and CFO, respectively, several new personnel have joined our company or have taken new roles. Below is a list of our senior management team:

•	Anatoliy Ryaboy – Senior Vice President, Technology and Operations;

•	Wanda Sebald – Senior Vice President, Sales;

•	Tom Lillis – Senior Vice President, Performance Advisors;

•	Chip Tarrant – Controller;

•	Alex Krasov – Director of Desktop Development; and

•	David Rutgoes – Director of Handheld Product Development.

We believe that our relationships with these professionals are good.

Available Information

We file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Risks Related To Our Business

We have a history of losses and if these losses continue it will materially negatively impact the value of our company.

We have incurred significant net losses since our inception. These losses have increased significantly since our acquisitions. For the year ended December 31, 2007, we incurred net losses of $9,724,775. Our continued operating losses have contributed to the deterioration of our cash position and the decline of our working capital. We expect that cash on hand, together with funds available to us under our agreement with our principal shareholder SIBL, will permit us to fund our operations for the next year. However, the funding by SIBL is subject to the discretion of SIBL and a number of conditions. If SIBL does not make funds available to us, we will require additional external funding. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will not be able to operate our business.

Our future success is dependent on the services of our key management and personnel, whose knowledge of our business and technical expertise would be difficult to replace.

We are substantially dependent on the efforts of members of key management, such as our Chief Executive Officer Stan Vashovsky. All of the members of key management and personnel (including Mr. Vashovsky) have the ability to resign at any time. The loss of the services of one or more of these key employees could slow product development processes or sales and marketing efforts or otherwise harm our business. The market for these highly skilled employees is characterized by intense competition, which is heightened by their high level of mobility. These factors make it particularly difficult to attract and retain the qualified technical personnel required. If we fail to recruit and retain a significant number of qualified technical personnel, we may not be able to develop, introduce or enhance products on a timely basis. Even if we are able to expand our staff of qualified technical personnel, they may require greater than expected compensation packages that would increase operating expenses. If we are unable to retain or hire qualified employees, our business may fail and you may lose your investment.

We depend upon two clients for a significant amount of business. The loss of business from these clients will result in increased loss from operations.

In 2007, our two largest clients were Philips and Amedisys Inc. and they accounted for 19% and 17%, respectively, of our company’s total 2007 revenues. Our 2007 revenues from Philips occurred in the fourth quarter of 2007 and represented approximately 49% of revenues for that quarter. We rely on the revenue from these clients for our operations. Both clients have the right to terminate their relationship with us under certain circumstances. In the third quarter of 2006, Amedisys notified us that it would be substituting our verification services with an internal solution. As a result, revenue from this client has steadily declined and we anticipate that revenue will continue to decrease significantly through 2008. If we lose our two largest customers and do not replace these revenues, it will have a negative impact on our results of operations and cash flow.

We have made, and may continue to make, acquisitions which pose integration and other risks that could harm our business.

We have in the past made acquisitions and we intend to continue to expand our business through the acquisition of companies, technologies, products and services. We will only achieve the benefits that are expected to result from these acquisitions if we can successfully integrate administrative, finance, operations, sales and marketing from these organizations, and implement appropriate systems and controls. The success of the acquisitions and integration into our operations will involve a number of risks, including:

•	difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses and the potential inability to achieve expected operating efficiencies;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the business;

•	the potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with the acquisition;

•	inability to retain and motivate management and key personnel of the acquired businesses;

•	exposure to unforeseen liabilities of acquired companies;

•	the need to incur additional debt or use cash; and

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002.

As a result of these and other potential problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies may not perform as we expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. If we fail to integrate the acquired businesses successfully and/or fail to realize the intended benefits of the acquisition, our results of operations could be materially and adversely affected. Failure to manage effectively our growth through acquisitions could adversely affect our prospects, business, results of operations and financial condition.

We have been, and continue to be, involved in litigation matters that are expensive and time consuming to defend. One such litigation matter is ongoing and may continue to be a drain on our resources.

During the year ended December 31, 2007, we were involved in two separate litigation matters. One of these matters is still ongoing; we settled the other. In both cases, the costs of defending the litigation was expensive, in terms of the legal fees as well as the time and energy management had to expend to defend the matters. We continue to be involved in one such litigation matter. Some or all of the amount we will be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance.

If we are not able to generate sufficient operating cash flows or obtain external financing, our ability to fund capital expenditures or fulfill our obligations or execute expansion plans may be limited.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will be a substantial drain on our cash flow and may decrease our cash balances. We regularly assess the capital markets for external financing opportunities, including debt and equity. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain needed debt and/or equity financing or to generate sufficient cash from operations may require us to abandon projects or curtail capital expenditures. If we curtail capital expenditures or abandon projects, we could be materially adversely affected.

Our software may not operate properly, which could damage our reputation and impair our sales.

Software development is time consuming, expensive and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we could discover additional problems that prevent our software from operating properly. If our software contains errors or does not function consistent with software specifications or client expectations, clients could assert liability claims against us and/or attempt to cancel their contracts with us. These risks are generally more significant for newer software, until it has been used for enough time in enough client locations for us to have addressed issues that are discovered through use in disparate circumstances and environments. Due to our development efforts, we generally have significant software that could be considered relatively new and therefore more vulnerable to these risks, including at present our medication management and ambulatory software, among other things. It is also possible that future releases of our software, which would typically include additional features, may be delayed or may require additional work to address issues that may be discovered as the software comes into use in our client base. If we fail to deliver software with the features and functionality promised to our clients, we could be subject to significant contractual damages, face serious harm to our reputation and our results of operations could be negatively impacted.

Our software development efforts may be inefficient or ineffective, which could adversely affect our results of operations.

We strive to develop new software and improve our existing software to add new features and functionality. We schedule and prioritize these development efforts according to a variety of factors, including our perceptions of market trends, client requirements and resource availability. Our software is complex and requires a significant investment of time and resources to develop, test and introduce into use. Sometimes this takes longer than we expect or we encounter unanticipated difficulties that require us to re-direct or scale-back our efforts. In some cases, we change our plans in response to changes in client requirements, market demands, resource availability, regulatory requirements or other factors. All of this can result in acceleration of some initiatives and delay of others. These factors place significant demands upon our software development organization and require complex planning and decision making. If we make the wrong choices or do not manage our development efforts well, we may fail to produce software that responds appropriately to our clients' needs or we may fail to meet client expectations regarding new or enhanced features and functionality.

We may experience implementation delays that could harm our reputation and violate contractual commitments.

Some of our software is complex and requires a lengthy and expensive implementation process. Each client's situation is different, and unanticipated difficulties and delays may arise as a result of failures by us or the client to meet our respective implementation responsibilities or other factors. Implementation delays could motivate clients to delay payments or attempt to cancel their contracts with us or seek other remedies from us. Any inability or perceived inability to implement our software consistent with a client's schedule could harm our reputation and be a competitive disadvantage for us as we pursue new business. Our ability to improve sales depends upon many factors, including completion of implementation and successful use of our new software releases in live environments for clients who achieve success and are willing to become reference sites for us. Implementation also requires our clients to make a substantial commitment of their own time and resources and to make significant organizational and process changes and, if our clients are unable to fulfill their implementation responsibilities in a timely fashion, our projects may be delayed or become less profitable.

A loss or material deterioration of our service availability could result in significant damage to our clients and may result in clients initiating legal proceedings against us.

We have installed our computing and communications control equipment at two different Qwest CyberCenter facilities. It is possible that a catastrophic event could damage either of these sites rendering our services unavailable for an extended period. Should this occur, we could be subject to lawsuits by our clients, which would be expensive and time-consuming to defend.

Health care providers are highly regulated. If we fail to properly implement regulatory requirements in an effective and timely manner, we will lose clients, our reputation will be damaged and our revenue will decrease.

Ensuring our services are compliant with changes in Medicare’s “Conditions of Participation,” the provisions of HIPAA and other regulatory requirements, is challenging and expensive. If we do not maintain an appropriate level of regulatory compliance, or we incorrectly implement a required regulatory change, we may experience negative publicity, the loss of clients and/or the slowing down of sales cycles, any and all of which would decrease our revenue.

If we are unable to respond in an effective and timely manner to technological change, our products may become obsolete, we will lose clients and our revenue will decrease, any or all of which would greatly reduce the value of our company.

The market for management information tools is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in client demands and evolving industry standards and government regulation. The introduction of products embodying new technologies, changes in applicable government regulation and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to continue to enhance our current products while developing and introducing new products on a timely basis that keep pace with technological developments and government regulations and satisfy increasingly sophisticated client requirements. If we experience material delays in introducing new products and enhancements, our prospects for growth will be impaired and our reputation with our clients may be damaged.

Competition in the health care information systems industry is intense and if we are unable to compete we will lose significant clients or be unable to attract clients and our revenue could decrease.

The market for health care information systems is intensely competitive, rapidly changing and undergoing consolidation. Our competitors in the field include: McKesson Corporation, Misys Healthcare Systems, and Cerner Corporation, among others. These competitors have substantially greater resources and more experience than us. We anticipate increased competition in the future as new companies enter the market in response to recent regulations as well as new initiatives. If we are unable to compete we will lose significant clients or be unable to attract clients and our revenue could decrease.

If our clients lose confidence in the security of data on the Internet, they will be less inclined to purchase our products and our revenue could decrease.

Maintaining the security of computers, computer networks and patient data is an issue of critical importance for our clients. Our clients may be exposed to claims by federal health care regulators if they use our Internet based services and we do not protect sensitive patient data from penetration by Internet hackers. A compromise in the privacy of patient data could result in clients pursuing claims against us which would be expensive and time-consuming to defend.

We may not be able to adequately protect our intellectual property rights.

Protecting our intellectual property rights and combating unlicensed use of our software is difficult. We rely upon a combination of service agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on patent, trademark and copyright laws to protect our intellectual property. Litigating claims of infringement on our intellectual property could be expensive and have a negative impact on our financial results.

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

We depend upon software and a patent that we license from, and products provided by, third parties and the loss of these licenses or an increase in cost of these licenses may require us to suspend our operations until we obtain replacements and redesign our products.

We rely upon certain software and a patent licensed from third parties. The loss of or inability to retain the use of any such intellectual property could result in shipment delays or reductions until equivalent intellectual property could be developed, identified, licensed and integrated.

Potential changes in standards applicable to our software could require us to incur substantial additional development costs.

Integration and interoperability of the software and systems provided by various vendors are important issues in the health care industry. Market forces, regulatory authorities and industry organizations are causing the emergence of standards for software features and performance that are applicable to us, and conforming to these standards is expected to consume a substantial and increasing portion of our development resources. Health care delivery and ultimately the functionality demands of the electronic health record is now expanding to support community health, public health, public policy and population health initiatives. In addition, interoperability and health information exchange features that support emerging and enabling technologies are becoming increasingly important to our clients and require large scale product enhancements and redesign.

Risks Related to our Stock

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

Our common stock is covered by a rule adopted by the SEC “penny stock” rules which may make it more difficult for you to sell our common stock, which could cause you to lose all or a portion of your investment in our company.

Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who solicit to sell such securities to persons other than established clients and accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, our stock may trade infrequently. Because it may be difficult to find quotations for certain penny stocks, it may be difficult to accurately price our stock. It may also diminish the number of broker-dealers that may be willing to make a market in our common stock and may affect the level of news coverage we receive. This may affect the ability of purchasers of our stock to sell their shares in the secondary market.

The interests of our controlling shareholders could conflict with those of our other shareholders resulting in the approval of corporate actions that are not in your interests.

As of December 31, 2007, our principal shareholder, SIBL, beneficially owned over 82% of our common stock and has the right to acquire additional securities convertible and exercisable into additional shares of common stock. This shareholder is able to control the outcome of shareholder votes, including votes concerning amendments to our charter and by-laws and the approval of significant corporate transactions like a merger or sale of our assets. SIBL is able to control the election of the board of directors through its ownership of a majority of our common stock. In addition, SIBL has provided us with significant financing. This controlling influence could have the effect of delaying or preventing a change in control, even if our other shareholders believe it is in their best interest.

We intend to issue additional shares of stock or securities convertible into our stock. This action will dilute the interests of our common shareholders and could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock.

Our articles of incorporation permit our Board of Directors to issue up to 15,000,000 shares of preferred stock without shareholder approval. As of December 31, 2007, 5,462,500 shares of the preferred stock are issued and outstanding. Moreover, we have designated an additional 587,500 shares of Series D Convertible Preferred Stock to sell to SIBL and have created a convertible debenture which we have also designated as to be sold to SIBL. Those securities, if issued, will dilute the interests of our common stock. These instruments also contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and applicable Nevada law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We currently rent approximately 19,853 square feet of executive office space located in Tampa, Florida. We rent this space for $31,318 per month and the lease expires August 31, 2013. We are currently trying to sublet approximately 6,236 square feet of our Tampa office space.

We also rent approximately 1,699 square feet of executive office space located in Dunwoody, Georgia. Rent for this space is $2,117 per month and the lease expires June 30, 2008. We do not anticipate renewing the Dunwoody lease upon expiration.

We currently occupy free of charge approximately 5,000 square feet of office space in New York City that is leased by Philips for our use. The lease on the New York office space expires in November 2008 and will not be renewed by Philips. As a result, we are actively pursuing new office space for our New York employees. Per our agreement with Philips, we will increase our consultancy fee by an amount equal to the total rental cost of a lease for a new premises of like kind, taking into account square footage, location and prevailing market conditions together with additional associated costs, including broker’s fees, moving fees and legal fees incurred in obtaining such new premises.

We believe that once we relocate the New York office and after we sublet the excess Tampa space we will have adequate office space to conduct our operations and administration.

In addition to office space, we have a three-year agreement that commenced on January 1, 2008, with Qwest for space and services in two of their CyberCenter facilities. Qwest maintains our servers in Tampa, Florida and Sterling, Virginia, that process and store data, and support Internet connections for our clients. Qwest CyberCenters are specifically designed to provide state-of-the-art hosting for mission critical web-sites and enterprise applications. In addition, Qwest facilitates telephonic connections with our clients’ field staff for several of our applications and bills us on usage. Qwest CyberCenter facilities provide a secure, reliable and scalable foundation that is more cost effective than constructing and maintaining our own Internet data center. Our minimum commitment to Qwest for space and service is $10,000 per month.

ITEM 3.	LEGAL PROCEEDINGS

On September 13, 2007, Briggs Medical Service Company, a Delaware corporation ("Briggs Medical"), served us with a summons and complaint filed in the United States District Court for the Middle District of Florida, Tampa Division. The amended complaint alleges that we (a) infringed various copyrighted medical forms which Briggs Medical alleges that it owns, (b) breached a 2003 Co-Development Agreement and associated "Statement of Work" between Briggs Corporation, an Iowa corporation, and Healthcare Quality Solutions, Inc., (the "Agreement"), and (c) tortiously interfered with actual and prospective business relations between Briggs Medical and thousands of Briggs Medical's clients by inducing them to use other medical forms which Briggs Medical allege infringe its alleged copyrights. Briggs Medical seeks the following relief in the amended complaint: (a) judicial findings of infringement, breach and tortious interference, (b) an award of an indeterminate amount of lost profits and other special, consequential and punitive damages, together with prejudgment interest, attorneys fees and costs and (c) an injunction prohibiting the defendant and others acting in concert with the defendant from infringing Briggs Medical's alleged copyrights.  On November 7, 2007, we moved to dismiss the breach of contract claim for failure to state a claim upon which relief can be granted.  In response, Briggs amended their complaint. We have responded and, at this time, the case is scheduled for trial.

There are currently no other material legal proceedings involving our company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is currently trading on the OTC Bulletin Board under the symbol “HSSO.OB.” The following table sets forth the range of high and low intra-day bid prices for our common stock for the periods indicated.

2006	High	Low
Quarter ended March 31, 2006	$0.60	$0.25
Quarter ended June 30, 2006	$1.25	$0.35
Quarter ended September 30, 2006	$1.20	$0.75
Quarter ended December 31, 2006	$1.01	$0.55

2007	High	Low
Quarter ended March 31, 2007	$1.01	$0.80
Quarter ended June 30, 2007	$0.95	$0.70
Quarter ended September 30, 2007	$6.00	$0.35
Quarter ended December 31, 2007	$3.90	$2.00

These prices may not be accurate indicators of the value of our common stock. Bid and asked prices entered by market makers are inter-dealer price quotations and do not reflect retail markup, markdown or commissions.

In addition, trading of our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who solicit clients to buy such securities to persons other than established clients and accredited investors. The rule may affect the ability of broker-dealers to solicit clients to buy our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market if there is no liquidity. It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

As of December 31, 2007, there were 77 holders of record of our common stock.

Dividends

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

Recent Sales of Unregistered Securities

We entered into a Preferred Stock Purchase Agreement dated as of October 31, 2005, with SIBL, our principal shareholder, to acquire 4,625,000 shares of our Series C Preferred Stock, together with five-year warrants to purchase 1,387,500 shares of our common stock at an exercise price of $0.002 per share. We agreed to issue to SIBL our Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants to purchase 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Series C Preferred Stock is convertible into one half share of common stock and is entitled to one-half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of any common stock, an amount equal to the stated value per preferred share. Throughout 2007, we sold 1,575,000 shares of Series C Preferred Stock to SIBL for $3.15 million to fund working capital needs. At December 31, 2007, we had sold all the shares available under this agreement. The sale of the convertible preferred stock and warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

On August 17, 2007, we entered into a Preferred Stock Purchase Agreement with SIBL whereby SIBL agreed to acquire up to 1,425,000 shares of our Series D Preferred Stock, together with five-year warrants to purchase 427,500 shares of our common stock at an exercise price of $0.001 per share. Each share of Series D Preferred Stock is initially convertible into one-half share of our common stock. SIBL agreed to pay $2.00 per share of preferred stock acquired and the warrants were issued for no additional consideration. The proceeds from the sale of the Series D Preferred Stock are to be used for working capital, subject to SIBL’s approval of each funding request in its sole discretion; provided, however, that SIBL will not have discretion to reject requests by us for sales of up to an aggregate of 250,000 shares of preferred stock provided we are in compliance with the agreement. In 2007, we sold 837,500 shares of our Series D Preferred Stock for $1,675,000 to fund working capital needs. At December 31, 2007, we had 587,500 shares of Series D Preferred Stock available for sale. The sale of the convertible preferred stock and warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

In 2007, we issued 1,042,500 shares of common stock upon the exercising of warrants that were granted in connection with preferred stock sales. We received $2,085 for the exercise of the warrants. These were issued in a transaction exempt from registration under the Securities Act in reliance on Section 4(2) of that Act.

Previously, our Board of Directors and shareholders authorized our 2003 Management and Director Equity Incentive Compensation Plan (the “Plan”) and authorized the issuance of 500,000 shares under the Plan. In 2007, we amended the Plan to increase the number of shares of common stock which may be issued under the Plan from 500,000 shares to 3,210,000 shares. Effective September 1, 2007, we granted options to purchase 2,542,500 shares of our common stock at a price of $1.00 per share. In October 2007, we issued options to purchase an additional 340,000 shares of our common stock at a price of $2.55 per share. The sales and issuances of these securities were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation. .

In addition, effective August 17, 2007, we entered into a Convertible Debenture Purchase Agreement with SIBL, whereby SIBL agreed to acquire up to $5,000,000 of our convertible debentures. The debentures will be purchased incrementally at such time as requests are made by us and subject to various conditions. The proceeds from the sale of the debenture(s) are to be used for working capital and/or acquisitions, in any case subject to the approval of SIBL. Each debenture that will be issued will be due four years from the date of issuance and will be convertible at any time at the option of SIBL into shares of preferred stock, in the aggregate 1,250,000 shares, subject to adjustments. As of December 31, 2007, we had not sold any debentures to SIBL in connection with this agreement. In consideration for entering into this agreement and making these funds available upon request, SIBL was issued five-year warrants to purchase 1,250,000 shares of our common stock at an exercise price of $1.00 per share. The sale of the convertible debentures and warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The financial data set forth below as of December 31, 2007 and for the year ended December 31, 2007 and December 31, 2006 is derived from our financial statements audited by Sherb & Co., LLP, independent public accountants, included elsewhere in this annual report. The financial information presents our results of operations as if the acquisitions of VantaHealth Technologies, LLC and Carekeeper Software, Inc. had occurred at the beginning of each period presented for purposes of pro-forma statement of operations data. They should not be considered indicative of the results that would have been achieved had the acquisitions actually occurred when assumed. The acquisitions of Vanta and Carekeeper have been accounted for under the purchase method of accounting. The financial data set forth below should be read in conjunction with the financial statements and notes thereto included elsewhere in this Prospectus and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statistical data set forth herein is unaudited.

	Year Ended December 31,
	2007	2006

Net sales	$7,220,671	$6,576,991
Cost of sales	5,791,095	3,838,965
Gross profit (loss)	1,429,576	2,738,026
Operating expenses	10,406,656	5,193,850
Net loss	(8,977,080)	(2,455,824)
Deemed preferred stock dividend	747,694	498,229
Net loss applicable to common shareholders	$(9,724,774)	$(2,954,053)
Net loss per common share:
Basic and diluted	$(1.43)	$(.50)
Weighted average number of common shares outstanding:
Basic and diluted	6,816,886	5,947,526

	Year Ended December 31,
	2007	2006

Working capital deficit	$(1,099,823)	$(902,092)
Total assets	$3,069,199	$5,839,202
Total liabilities	$3,396,966	$2,490,911
Shareholders' equity (deficiency)	$(327,767)	$3,348,291

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a technology and services company dedicated to bringing innovation to the health care industry. Our objective is to leverage our understanding of current and next-generation technologies to offer value-added products and services which will generate improved clinical, operational and financial outcomes for our clients. Our portfolio of products and services extends across many segments of health care including home health care, medical staffing, acute and post-acute facilities, and telehealth/telemedicine. Our business is currently grouped into three segments: Technology Solutions, Software and Consulting. We only began receiving revenue from Performance Advisors, our Consulting segment, in early 2008. As a result, our financial statements and the following discussion only describe two operating segments: Technology Solutions and Software.

We currently derive our revenues from:

•	fees to provide software and training;

•	per transaction charges applied to processing patient clinical assessments made by our clients during a month;

•	per clinical episode completed during care delivery;

•	monthly hosting service charges based on the size of data storage utilized;

•	one-time sales of software licenses;

•	software maintenance on licensed software; and

•	consulting fees relating to education of clients on best practice processes that will contribute to their clinical, financial and operational success under existing regulations.

During the year ended December 31, 2007, we had approximately 323 clients in 44 states using one or more of our services.

Results of Operations

Overview

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

	For the Year Ended December 31,
	2007	2006
Net sales	100%	100%
Cost of sales	80%	58%
Gross profit	20%	42%
Operating expenses:
Selling and marketing	30%	26%
Research and development	21%	19%
General and administration	47%	31%
Depreciation and amortization	2%	2%
Impairment	43%	—
Interest	1%	1%
Total operating expenses	144%	79%
Deemed preferred stock dividend	10%	8%
Net loss	(134)%	(45)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	For the Year Ended December 31,
	2007	2006	Change	%
Recurring Revenue
Clinical assessment	$3,098,084	$4,599,669	$(1,501,585)	(33)%
Technology solutions	1,361,719	—	1,361,719	—
Hosting	139,227	98,605	40,622	41%
IVR	447,047	248,940	198,107	80%
Software maintenance	1,460,979	774,015	686,964	89%
Other	23,663	23,255	407	2%
Total recurring revenue	$6,530,719	$5,744,484	$786,235	14%

Non - Recurring Revenue
Licensed software sales	256,565	186,706	69,859	37%
Training and implementation	418,827	580,835	(162,007)	(28)%
Other	14,559	64,966	(50,407)	(78)%
Total non-recurring revenue	$689,952	$832,507	$(142,555)	(17)%

Total revenue	$7,220,671	$6,576,991	$643,680	10%

The increase in total revenue is attributable to increased revenue from the Philip’s contract resulting in technology solutions revenue, software maintenance revenue, IVR and hosting. These increases were somewhat offset by a decrease in clinical assessment revenue. Seventy-nine percent or $1,188,878 of the net decline in clinical assessments was from our largest client in 2006, Amedisys, reducing the use of our services and replacing them with an internal solution. In 2007, we lost 17 clients which resulted in $397,338 in lost revenue. This decline was partially offset by adding four new clients that accounted for $80,873 in increased revenue. Sales from existing clients, excluding Amedisys, in total were flat.

Commencing on October 1, 2007, we began work on a 27 month contract to provide technology solutions to Philips. The technology solutions revenue for the year 2007, which results solely from this contract, was earned entirely in the fourth quarter of 2007. Hosting revenue increased as a result of new clients in 2007 as well as greater revenue earned from existing clients. IVR revenue also increased as a result of greater revenue earned from existing clients. The increase in software maintenance revenue is attributable to the acquisitions of CareKeeper and Vanta in April and May of 2006 or 12 equivalent months in 2007 compared with approximately eight equivalent months in 2006.

With respect to non-recurring revenue, licensed software sales of the HSS Analyzer increased $111,837 or 105% in 2007 to $218,338 compared with sales in 2006 of $106,501. VividNet™ non-recurring revenue decreased $41,978 or 52% from $80,205 in 2006 to $38,227 in 2007. Training and implementation revenue decreased $162,007 or 28% to $418,827 in 2007 from $580,835 in 2006. The decrease was attributable to decreases in sales of the HSS Advantage product by $182,003 or 39% to $282,648 in 2007 from $464,651 in 2006. One client, Intrepid, accounted for $192,836 of the net decrease in HSS Advantage training and implementation. VividNet™ training and implementation decreased $47,981 or 48% to $52,042 in 2007 from $106,501 in 2006. The decrease in VividNet™ sales was the result of the loss of several clients. The decreases in training and implementation from HSS Advantage and VividNet™ were partially offset by an increase of $67,976 in fees from HSS Analyzer training and implementation. HSS Analyzer training and implementation revenue grew from $16,161 in 2006 to $84,138 in 2007, an increase of 421%. Other non-recurring revenue decreased by 78% or $50,407. This primarily resulted from a decrease in royalty revenue.

Cost of sales increased by 51% or $1,952,130. As a percentage of revenue, cost of sales represented 80% in 2007 compared with 58% in 2006.. The increase was primarily for amortization of capitalized development costs which increased by $730,710 or 66% to $1,833,314 in 2007 compared with $1,102,604 in 2006. Labor costs increased $932,482 or 47% to $2,906,993 in 2007 from $1,974,511 in 2006. Consulting costs increased $273,046 in 2007 to $439,035 from $165,989 in 2006. These increases are attributable to the establishment of our options in the technology solutions segment in the fourth quarter of 2007, and twelve months of costs for CareKeeper and Vanta compared with seven and half and nine months of costs in 2006 for the respective acquisitions.

Operating expenses increased by $5,212,807 or 100%. In 2007, we recorded a charge to capitalized software after an evaluation of our software platforms and products and determined that our products were impaired. This impairment of software development costs was $3,104,467 or 30% of total operating expenses in 2007 compared with zero expense for impairment for 2006. In addition, labor, severance, legal and rent increased $841,376, $303,400, $600,789 and $182,421, respectively.

Selling and marketing expenses increased $460,793 or 26% to $2,200,680 in 2007 from $1,739,887 in 2006. Labor and consulting accounted for $410,533 or 95% of the increase. Travel and communication expenses increased $32,715 or 23% and $31,930 or 199%, respectively, in 2007 compared with 2006. The increases were partly attributable to a full year of expenses for CareKeeper and Vanta compared with seven and half and nine months of operations in 2006 for the respective acquisitions. The increases were offset by decreases in commissions and advertising $23,031 or 25% and $11,425 or 4%, respectively.

Research and development costs increased $251,536 or 20% to $1,481,743 in 2007 from $1,230,207 in 2006. Labor and consulting increased $237,331 which was 94% of the increase.

General and administrative expenses increased $1,340,983 or 66% to $3,378,851 in 2007 from $2,037,868 in 2006. The increase was primarily due to legal expenses totaling $717,595 in 2007, a 514% increase from 2006. We had two significant legal matters that were being litigated in 2007, Xpanxion and Briggs Medical. Xpanxion was settled in December 2007 and will not result in additional legal fees. The Briggs Medical case is ongoing and may continue to require significant expense. In addition, labor costs and consulting fees increased $483,200 or 55%. Labor and consulting increase was partly due to a full year of expenses for CareKeeper and Vanta in 2007 compared to partial years of expenses in 2006. Occupancy costs increased $193,696 or 98% to $390,973 in 2007 from $197,277 in 2006. This expense is due to additional office space leased in September 2006 for the corporate office in Tampa, Florida. It also reflects an increase in common area maintenance expense of $13,015 or 157% in 2007 compared with 2006. Travel costs increased $91,186 or 121% to $166,249 in 2007 compared with $75,062 in 2006. The increase in travel expenses is due to managers traveling to and between company offices in Tampa, Florida; Atlanta, Georgia; and New York, New York. We intend to close our corporate office in Atlanta when our lease expires.

Liquidity and Capital Resources

Since November 2005, we have funded operations primarily through the issuance of convertible preferred stock that has provided us with aggregate net proceeds of $10,925,000.

	For the Year Ended December 31,
	2007	2006	Change	%

Cash on hand	$1,218,620	$558,764	$659,856	118%
Current assets	$2,256,438	$1,588,821	$667,617	42%
Current liabilities	$3,356,261	$2,490,912	$865,349	38%

Working capital	$(1,099,823)	$(902,091)	$(197,732)	22%

Cash (used) in operations	$(2,486,572)	$(1,918,638)	$(567,933)	30%
Investing	$(1,334,048)	$(2,247,824)	$913,776	(41)%
Financing	$4,480,476	$4,386,296	$94,179	42%
Net change in cash position	$659,856	$219,834	$440,022	200%

The decrease in working capital resulted primarily from accrued expenses for the earnout payable to the selling shareholders of CareKeeper.

The increase in net cash used in operating activities was primarily due to operating costs increasing, excluding the impact of non-cash charges, of $3,104,064 and depreciation and amortization of $1,999,461. The increase was offset by accrued expenses of $1,063,987 primarily for the amounts due to the selling shareholders of CareKeeper in the amount of $288,196 and severance costs in the amount of $304,509. Payroll payable, including vacation time, benefits and bonuses, increased by $337,884. Accrued rent and consulting increased by $47,046 and $94,203, respectively.

The decrease in net cash used in investing activities was primarily due to the cash paid for the acquisitions of CareKeeper and Vanta in 2006. We did not complete an acquisition in 2007. However, we are actively pursuing acquisition opportunities and hope to identify viable acquisition candidates in the near term.

The increase in net cash provided financing activities was primarily related to sales of convertible preferred stock for $4,825,000 in 2007 compared with $4,650,000 in sales of convertible preferred stock in 2006. This was offset by the increase in the loan repayment in 2007 compared with 2006.

Days sales outstanding as of December 31, 2007 and 2006, were 45 days and 51 days, respectively. This reflects a slight improvement that can be attributed to a collections program put in place in November 2007. The program is a proactive approach in contacting clients when the receivable balance ages beyond the due date.

We entered into an agreement with SIBL to sell up to 1,425,000 shares of $2.00 Series D Convertible Preferred Stock that can be used to meet working capital needs. As of December 31, 2007, SIBL had purchased 837,500 shares for $1,675,000, and the proceeds were used to fund working capital. SIBL has agreed to purchase an additional 587,500 shares for $1,175,000 if we require additional cash to fund operations. We anticipate using this facility in 2008 to fund working capital shortfalls. We also have a $5,000,000 convertible debenture agreement with SIBL that can be drawn on for working capital or acquisitions.

We believe that the funds available from these facilities will be sufficient to fund our working capital requirements for the next twelve months; however, funding by SIBL under both of these facilities is subject to a number of conditions and there can be no assurance that we will be able to meet these conditions. Moreover, if we decide to effect a strategic acquisition, we may require additional capital and there is no assurance that we will be able to find other sources of capital at all, or on terms acceptable to us.

Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements which present our results of operations for the years ended December 31, 2007 and 2006 have been prepared using accounting principals generally accepted in the United States of America (“US GAAP”). All material intercompany transactions and accounts have been eliminated in consolidation.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectability of client accounts and the aging of the accounts receivable. If there is a deterioration of a major client’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due it could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. We also establish an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, we review past due receivables and give consideration to prior collection history and changes in our overall business condition. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may require us to reassess the collectability of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Cash and Cash Equivalents

We consider all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of three years are used for computer equipment and related software and five years for office equipment and furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining lease terms or five years. We use an accelerated method of depreciation for tax reporting which is not materially different from financial reporting. Normal maintenance and repairs of property and equipment are expensed as incurred while renewals, betterments and major repairs that materially extend the useful life of property and equipment are capitalized.

Software Development Costs

We capitalize certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with developing or obtaining internal use software and consulting fees directly associated with the development of our software. Capitalizable personnel costs and consulting fees are limited to the time directly spent on such projects. Capitalized costs are ratably amortized using the straight-line method, over the estimated useful lives of the related applications of three years. We make on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount that the unamortized software development costs exceed net realizable value.

Goodwill and Other Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as of January 1, 2002. SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In accordance with SFAS 142, we performed impairment tests on all goodwill and purchased intangible assets from the acquired assets and liabilities of Provider Solutions Corp. on September 17, 2002.  The goodwill was written off after the company performed these impairment tests and determined that the fair value of the goodwill exceeded its carrying value.  Fair value was determined by estimates of future cash flows.  At September 17, 2002, the state of the business, the projected shortage of short term and future cash, the anticipation of continued losses and the reduced level of sales indicated that without ongoing investment, a source for which had not been identified, the business was not a going concern and that there was no utility to the value of the goodwill. We determined our projections for cash flow from the acquired assets was insufficient to support the goodwill as an asset and that an immediate goodwill impairment write-off was in order. Pursuant to the impairment tests, all goodwill and purchased intangibles of $6,954,927 was written off as of September 17, 2002.

Impairment of Long-Lived Assets

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. On December 31, 2007 we determined the future sales of our solutions net of the cost of those sales would not be sufficient to recover any amount of the unamortized costs. As a result, we recorded an impairment to software development costs of $3,104,064.

Concentration of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited to clients dispersed across the United States of America. All trade receivables are concentrated in the health care segment of the economy; accordingly we are exposed to business and economic risk. Although we do not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the health care industry.

Income Taxes

We use the liability method for income taxes as required by SFAS No. 109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition and Deferred Revenue

We follow the provisions of the SEC Staff Accounting Bulletin No. 104. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. The corporate strategy is to provide services on a recurring transaction pricing basis. We believe this is a value-based model that more directly relates to our clients’ recognition of revenue. The transaction pricing model differs from the typical licensed software model in that the implementation of transaction-priced services does not result in large up front software license fee revenues but results in a gradual recognition of revenue earned on a transaction by transaction basis over time. This is a similar model to that used by the mobile phone industry. The benefit occurs in the future years where leverage is obtained as a client grows and continues to pay transaction fees year over year, whereas under the licensed sale model the only revenue realized in the future years are support and maintenance fees.

Within the consulting group, we recognize revenue using the percentage of completion following ARB 45 and SOP 81-1. Management believes that its estimates of costs to complete and the extent of progress toward completion of a project are reasonably dependable. We prepare a budget for each project that estimates total labor hours for programming, quality assurance, testing, implementation, training and service to complete all the obligations to deliver a project. We recognize the product revenue as the labor hours expended over the total labor hours budgeted times the total fixed fee.

Our revenue is classified into two categories: recurring and non-recurring. We generate recurring revenue from several sources, including the processing of clinical assessments which, as mandated by Medicare, require home health care agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge, the processing of data related to Medicare clinical episodes completed during care delivery, the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. Recurring services revenue is typically billed and recognized monthly over the contract term, typically two to three years. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. We record cash payments received in advance or at the beginning of a contract as deferred revenue. We generate non-recurring revenue from the licensing of our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectability is probable and when all other significant obligations have been fulfilled. For software license agreements in which client acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue is recognized as the customization services are performed. For multiple element arrangements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2. Also, the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price. We also generate non-recurring revenue from implementation fees, consulting, training and client support services and this non-recurring revenue is charged to clients on a fee basis usually based upon time spent.

We recognize software licensing fees and implementation fees in the month that the client goes live and we recognize training, consultation, advisory and support revenue in the month that the service is performed. Implementation costs consisting of payroll and travel are expensed in the same period implementation fees are recognized. We currently recognize cancellations, allowances or discounts as they occur. This practice is based on factors that include, but are not limited to, historical cancellations and analysis of credit memo activities. Cancellations, allowances and discounts are not material.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs for the year ended December 31, 2007 were $297,367 and for the year ended December 31, 2006 were $277,772, and are included in selling and marketing expense in the accompanying consolidated statement of operations.

Research and Development Costs

We expense all research and development expenses, which consist of payroll and other related costs, as incurred. Research and development costs for the year ended December 31, 2007 were $1,481,743 and for the year ended December 31, 2006 were $1,230,207.

Computation of Net Income (Loss) Per Share

We present basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At December 31, 2007, we had shares of convertible preferred stock convertible into 2,731,250 shares of common stock and warrants and stock options to purchase 1,250,000 and 2,771,842 shares of common stock, respectively.

Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, prepaid expenses, client deposits and deferred revenue approximate fair value as of December 31, 2007, due to the relatively short maturity of the instruments. The capital lease obligation approximates fair value based upon debt terms available to us under similar terms.

Use of Estimates

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

Recent Accounting Pronouncements

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. The exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market would use in pricing the asset or liability. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure the fair value and the effect of the measurements on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to materially affect the Company’s financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) the formation of a joint venture, (b) the acquisition of an asset or a group of assets that does not constitute a business, (c) a combination between entities or businesses under common control, (d) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on our financial statements once adopted.

In December 2007, the FASB issued FASB Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) the ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted. Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk primarily associated with our borrowings to fund our strategy and to ensure liquidity for any future transactions. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risks may include the risk of increasing interest rates on short-term debt and the risk of increasing interest rates for planned new fixed rate long-term financings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the related notes are set forth commencing on page F-1 attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by and supervised by our Chief Executive Officer and Chief Financial Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management or our Board of Directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Limitations on the Effectiveness of Controls

Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within HSS have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments

The assessment by our Chief Executive Officer and our Chief Financial Officer of our disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and discussions with other employees in our organization. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective actions, including process improvements, were being undertaken. Assessments of our disclosure controls and procedures are done on a periodic basis so that the conclusions can be reported in this report. Our internal control over financial reporting is also assessed on an ongoing basis by management and other personnel in our accounting department. We consider the results of these various assessment activities as we monitor our disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including improvements and corrections) as conditions warrant.

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Based upon the assessments, our management has concluded that as of December 31, 2007 our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

In our annual report filed for the year ended December 31, 2006 our management reported that we had a material weakness associated with the inadequacy of our accounting software to handle consolidation of multiple entities requiring us to extract data into spreadsheets for manual intervention. As of December 31, 2007, we upgraded our accounting system, however we did not remediate the consolidation of financial statements within the core accounting system. We continue to utilize spreadsheets and databases to consolidate, report and analyze financial information and related transactions. Management believes that the procedures in-place mitigate the deficiencies inherent in our accounting software package.

We made no other significant changes in the control environment over financial reporting during the year ended December 31, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Our executive officers and directors and their ages as of the date of this report are as follows:

Name	Age	Position
Stan Vashovsky	35	Chairman of the Board of Directors and Chief Executive Officer
Michael G. Levine	40	Chief Financial Officer and Executive Vice President
Steven Katz	60	Director
Batsheva Schreiber	61	Director
Wayne LeRoux	65	Director
Randall J. Frapart	49	Director

Stan Vashovsky has been Chairman of the Board of Directors and Chief Executive Officer since September 2007. Mr. Vashovsky began his career as the founder of Medcare Corporation, a medical instrument business, in 1991 and Medcare Software Company, a provider of health care maintenance management software, in 1992. In 2001, Philips Electronics North America Corporation (“Philips”) acquired both companies and Mr. Vashovsky remained as President of the newly formed Philips Medcare. From January 2003 through June 2007, Mr. Vashovsky led Philips’ Services Innovations Group which was responsible for developing technologies to supporting Philips Medical Systems Services Group.

Michael G. Levine has been our Chief Financial Officer and Executive Vice President since September 2007. Prior to joining HSS, from August 2000 to July 2007, Mr. Levine worked at IDT Telecom, the principal subsidiary of IDT Corporation, a NYSE-listed telecommunications and technology company where he was Executive Vice President and responsible for the finance, business development and mergers and acquisitions functions. Prior to IDT, Mr. Levine was a First Vice President at HSBC Bank USA where he headed the proprietary mergers and acquisitions group. Mr. Levine previously had the same position at Republic New York Corporation, which was acquired by HSBC in December 1999, and was also head of investor relations for Republic at the time of the acquisition. Mr. Levine has also worked for TIAA-CREF as a securities analyst and PaineWebber as an analyst in their investment banking division. Mr. Levine holds a B.S. from the State University of New York at Buffalo and has an MBA from the Wharton School at the University of Pennsylvania.

Steven Katz has been a director of the company since April 2003. Since 1982, he has been President of Steven Katz & Associates, Inc. (a health care and technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing). From January 2000 to October 2001, Mr. Katz was also President and Chief Operating Officer of Senesco Technologies, Inc. (an American Stock Exchange company engaged in the identification and development of proprietary gene technology with application to human, animal and plant systems). From 1983 to 1984, he was a co-founder and Executive Vice President of S.K.Y. Polymers, Inc. (a bio-materials company). Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1981, he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. He is presently a member of the Board of Directors of Gamma Can International, Inc., USA Technologies, Inc. and several private companies.

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

Randall J. Frapart has been a director of the company since June 2006. Since March 2008, Mr. Frapart has been Executive Vice President, Chief Financial Officer and Chief Operating Officer of Plumgood Food, an online grocery and prepared food company. Prior to that, from January 2006 to December 2007, Mr. Frapart was Executive Vice President and Chief Financial Officer of ForeFront Holdings, Inc. (a company that manufactures, designs, assembles and distributes golf bags and golf accessories for sale to on-course golf pro shops and off-course golf specialty shops, sporting goods stores, corporate premium clients, golf event sponsoring organizations, and mass merchandisers, mainly in the United States and Canada). From September 2002 until December 2005, Mr. Frapart served as Senior Vice President and Chief Financial Officer of HyperFeed Technologies, Inc. (a publicly traded provider of software which provides ticker plant and smart order routing technologies and managed services to exchanges, hedge funds and other financial institutions). Mr. Frapart served as Chief Financial Officer and later as Chief Executive Officer of Cyvent Technologies (a software and consulting company serving large health insurers) from April 1995 to July 2001. Mr. Frapart began his career at KPMG, where he held various positions in the Information, Communication and Entertainment Assurance practice for over 12 years. Mr. Frapart received a B.S.B.A. in Accounting from Washington University in 1980 and an MBA in Business Management from the University of Texas in 1982.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and report of changes in ownership of our common stock. Officers, directors and greater than ten percent shareholders are required by the SEC's regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of Forms 3, 4 and 5, and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act, each of Wayne LeRoux, Randall J. Frapart, Stan Vashovsky and Michael Levine (“Officers and Directors”) and SIBL failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2007. Messrs. Vashovsky and Levine failed to timely file their initial statement of beneficial ownership. Messrs. LeRoux and Frapart each failed to file a statement of change in beneficial ownership timely on Form 4. SIBL failed to timely file various statements of change in beneficial ownership on Form 4. Each reporting person has since filed the appropriate forms and is now current.

Code of Ethics

During the year ended December 31, 2003, we adopted a Code of Ethics applicable to our directors and officers. In March 2008, we amended and expanded our Code of Ethics to apply to our employees in addition to our directors and officers. As amended, the code provides written standards that are designed to deter wrongdoing and promote:

•	honest and ethical conduct;

•	full, fair, accurate, timely and understandable disclosure;

•	compliance with applicable laws and regulations;

•	prompt reporting of internal violations of the code; and

•	accountability for the adherence to the code.

The code is filed as Exhibit 14.1 to this annual report and will be publicly available on the Company’s website at www.HSSglobal.com. We will provide any person, without charge, upon request, a copy of the Code. Please address such requests to us in writing.

Board Meetings

There were four Board meetings in 2007. These meetings were attended by all of the serving board members.

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

Mr. Katz is considered by us to be a “financial expert” and is the Chairman of this Committee. Mr. Katz, Mr. LeRoux and Mr. Frapart are deemed to be “independent,” as defined in the listing standards of The Nasdaq Stock Market. The Audit Committee met on four occasions during the year ended December 31, 2007.

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

Compensation Committee

Our compensation committee currently consists of Batsheva Schreiber, Steven Katz and Wayne LeRoux. Ms. Schreiber, Mr. Katz and Mr. LeRoux are deemed to be “independent” as defined in the listing standards of The Nasdaq Stock Market. During 2007, our compensation committee did not meet.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

Our primary objectives with respect to executive compensation are to attract and retain the best possible executive talent, to link annual cash compensation and long-term stock-based compensation to achievement of measurable corporate goals and individual performance, and to align executives' incentives with shareholder value creation. To achieve these objectives, we have implemented and maintain compensation plans that tie a substantial portion of executives' overall compensation to our financial performance and common stock price. Overall, the total compensation opportunity is intended to create an executive compete most vigorously for executive and technical talent.

Elements of Executive Compensation

Our executive compensation consists of base salary, annual cash incentive, stock option plan participation and customary broad-based employee benefits. Consistent with our pay for performance philosophy, the Compensation Committee believes that we can better motivate executive officers to enhance shareholder return if a relatively large portion of their compensation is "at risk" – that is, contingent upon the achievement of performance objectives and overall strong company performance. The mix of base salary, annual cash bonus opportunity based on achievement of objectives and anticipated long-term stock-based compensation incentive (in the form of stock options) varies depending on the officer's position level, but is always heavily weighted toward annual bonus and long-term stock-based compensation, as we believe that best aligns our executive officers' interests with that of our shareholders. The Compensation Committee believes that the compensation of executives who set the overall strategy for the business and have the greatest ability to execute that strategy should be largely performance-based.

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities, taking into account market compensation paid by comparable companies for equivalent positions. Base salaries are reviewed on an annual basis and any increases are similar in scope to our overall corporate salary increase. Our philosophy is to target executive base salaries near the median range of salaries for executives in equivalent positions at comparable companies. We believe targeting executive salaries at the median relative to comparable companies reflects our best efforts to ensure we are neither overpaying nor underpaying our executives.

Annual Cash Incentive

Our executive cash incentive compensation plan provides for a cash bonus award, payable once per year, that is dependent, in part, upon attaining stated corporate objectives for the prior fiscal year. The goal of our executive cash incentive compensation plan is to reward executives in a manner that is commensurate with the level of achievement of certain financial and strategic goals that we believe, if attained, result in greater long-term shareholder value. The Compensation Committee approves these financial and strategic goals on an annual basis. These financial and strategic goals typically have a one-year time horizon. During 2007, the relevant performance goals were based primarily on revenues and EBITDA and these will continue to be the relevant performance metrics in 2008. The Compensation Committee and management use these factors because they are easy to measure and compare to comparable companies and because they are reflective of success and growth in our business and the creation of long-term shareholder value.

Stock Options

We believe that stock ownership is an important factor in aligning corporate and individual goals. Therefore, we utilize stock options to encourage long-term performance, with excellent corporate performance (as manifested in our common stock price) and extended officer tenure producing potentially significant value. Upon joining HSS, executive officers receive an initial stock option grant. This grant is based on relevant industry comparisons and is intended to be commensurate with the experience level and scope of responsibilities of the incoming executive officer.

Other Benefits

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance and our 401(k) plan.

Summary Compensation

The following table presents a summary of the compensation paid to our Chief Executive Officer, our Chief Financial Officer and former Chief Executive Officer during the year ended December 31, 2007. Except as listed below, there are no bonuses, other compensation, restricted stock awards or stock options/SARS or any other compensation paid to the named executive officers.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Stan Vashovsky(2)	2007	$98,748	—	—	$1,826,660	—	—	$4,000	$1,929,408
Chief Executive Officer	2006	N/A

Michael G. Levine(2)	2007	$95,004	—	—	$617,700	—	—	$2,400	$715,104
Chief Financial Officer	2006	N/A

B.M. Milvain(3)	2007	$135,737	—	—	$1,828	—	—	—	$135,737
Former President and Chief Executive Officer	2006	$179,168	—	—	—	—	—	—	$180,996

(1)
Represents the total “fair market value” of options granted during the year ended December 31, 2007, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 11, Stock Based Compensation and Warrants, to our consolidated financial statements for the year ended December 31, 2007, as contained herein.

(2)	Messrs. Vashovsky and Levine joined our company effective September 1, 2007.
(3)	Mr. Milvain retired from our company effective August 31, 2007.

The following table sets forth information concerning each unexercised stock option held by each of our named executive officers at December 31, 2007.

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable/ Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have not Vested($)*	Equity Incentive Plan Awards: Number of Unearned Shares that Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested($)

Stan Vashovsky	1,900,000	1,900,000	$1.00	08-31-2017	N/A	N/A	N/A	N/A
Michael G. Levine	642,500	642,500	$1.00	08-31-2017	N/A	N/A	N/A	N/A

Potential Payments Upon Termination of Change in Control

Both Mr. Vashovsky and Mr. Levine have entered into an employment agreement with us which provides that they are entitled to certain payments if they are terminated by us for a reason other than Cause (as defined below) or they terminate their employment for Good Reason (as defined below). In the event that the executive's employment is terminated by us during the term other than for Cause or is terminated by the executive for Good Reason we are required to pay to the executive the following amounts:

•	the portion of the executive's base salary accrued but unpaid through the date of such termination;

•	any other amounts to which the executive is entitled by law or pursuant to the terms of any compensation or benefit plan or arrangement in which he participated prior to the date of termination; and

•
the executive's base salary as in effect on the date of executive's termination for a period of 12 months from notice of termination hereunder payable in installments consistent with our normal payroll schedule, subject to applicable withholding and other taxes.

"Cause" shall mean any of the following:

•
executive’s willful failure or refusal, after notice thereof, to perform specific directives of the Board when such directives are lawful and consistent with the executive’s duties and responsibilities described in this Agreement;

•	dishonesty of the executive affecting us;

•	habitual abuse of drugs or alcohol;

•	conviction of executive of, or a plea by executive of misrepresentation;

•	any gross or willful conduct of the executive resulting in loss to us or damage to our reputation;

•	theft from HSS;

•	commission or participation by executive in any other injurious act or omission wantonly, willfully, recklessly or in a manner which is grossly negligent against us; or

•	violation by the executive, after notice thereof, or our business policies and guidelines as may be in effect from time to time.

The executive shall have "Good Reason" to terminate his employment during the term of his Agreement only if:

•
we fail to pay or provide any amount or benefit that we are obligated to pay or provide under the agreement and the failure is not remedied within 30 days after we receive written notice from the executive of such failure;

•
we limit the executive's duties or responsibilities or power or authority in any material respect, and the situation is not remedied within 30 days after we receive written notice from the executive of the situation;

•	he is removed from, or not elected or re-elected to, his position and we do not have Cause for doing so;

•	we force executive to relocate outside of the New York metropolitan area, and the situation is not remedied within 30 days after we receive written notice from the executive of the situation; or

•
a Change in Control occurs. A “Change in Control” shall mean (a) a reorganization, merger, consolidation or other transaction, in each case, with respect to which persons who were the shareholders of the company immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of the company’s then outstanding voting securities, in substantially the same proportions as their ownership immediately prior to such transaction, (b) a liquidation or dissolution or (c) the sale of all or substantially all of our assets.

Director Compensation

Effective June 30, 2006, all of our directors, other than those who are also officers, receive an annual fee equal to $10,000. We do not pay fees to directors for their attendance at meetings. The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered to us during the year ended December 31, 2007:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation $	Change in Pension value and Nonqualified Deferred Compensation Earnings $	All Other Compensation	Total $

Steven Katz	$10,000	—	—	—	—	—	$10,000
Batsheva Schreiber	$10,000	—	—	—	—	—	$10,000
Wayne LeRoux	$10,000	—	—	—	—	—	$10,000
Randall J. Frapart	$10,000	—	—	—	—	—	$10,000

In addition to the fees listed above, we reimburse directors for their travel expenses should they incur any attending meetings of the Board or its committees. The directors do not receive any other compensation or personal benefits.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership

As of December 31, 2007, there were 7,365,361 shares of our common stock, 4,625,000 shares of Series C Convertible Preferred Stock and 837,500 shares of Series D Convertible Preferred Stock issued and outstanding. The Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are convertible into shares of common stock and vote, with the common stock, on an “as if” converted basis.

The following table sets forth information as of the close of business on December 31, 2007, including (1) the name and number of voting stock of each person known by us to be the beneficial owner of more than 5% of the class of stock; and (2) the number of shares of these securities owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days of the date of the filing of this report.

Names and Addresses[1]	Shares Beneficially Owned	Percent of Shares Outstanding
Directors and Named Executive Officers
Stan Vashovsky[2]	—	—
Michael G. Levine[2]	—	—
Steven Katz[3]	5,625	*
Batsheva Schreiber[4]	5,625	*
Wayne LeRoux	—	—
Randall J. Frapart	—	—
All executive officers and Directors as a Group (6 persons)	11,250	*
Beneficial Owners of More than 5%
Stanford International Bank, Ltd.[5]	8,752,839	81.6%

* Less than 1%.

1 Unless otherwise indicated, the address for each person is 405 N Reo Street, Suite 300, Tampa, FL 33609.

2 Does not include any shares of common stock issuable in connection with stock options, none of which are currently exercisable.

3 Includes 5,625 stock options exercisable within 60 days. Mr. Katz’s business address is Brian Ridge Plaza, 440 South Main Street, Milltown, NJ 08850.

4 Includes 5,625 stock options exercisable within 60 days. Ms. Schreiber’s business address is 110 North Ninth Avenue, Highland Park, NJ 08904.

5 SIBL’s business address is 5050 Westheimer Road, Houston, TX 77056. The beneficial owner of those shares is R. Allen Stanford. This amount includes 2,731,250 shares of common stock issuable upon conversion of currently exercisable shares of preferred stock and 625,000 shares of common stock issuable upon exercise of warrants held by SIBL. The preferred stock may be voted, along with the common stock, with each share of preferred stock entitled to one-half vote.

Other Shareholder Matters

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	2,771,842	$1.06	436,908

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with SIBL

SIBL is the owner of a majority of our issued and outstanding common stock and all of our issued and outstanding preferred stock.

We entered into a Preferred Stock Purchase Agreement dated as of October 31, 2005 with SIBL to acquire 4,625,000 shares of our Series C Preferred Stock, together with five-year warrants to purchase 1,387,500 shares of our Common Stock at an exercise price of $0.002. We agreed to issue to SIBL our Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants to purchase 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Series C Preferred Stock is convertible into one half share of common stock and is entitled to one-half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of any common stock, an amount equal to the stated value per preferred share.

On November 8, 2005, we sold to SIBL, pursuant to the Preferred Stock Purchase agreement, 725,000 shares of our Series C Convertible Preferred Stock at a price of $2.00 per share, along with warrants to purchase 217,500 shares of common stock exercisable at $0.002 per share. Throughout the year ended December 31, 2006, we sold $4,650,000 under this agreement resulting in the issuance of 2,325,000 shares of Series C Convertible Preferred Stock. During the year ended December 31, 2007, we sold $3,150,000 under this agreement resulting in the issuance of 1,575,000 shares. At December 31, 2007, we had $0 available to draw down under the agreement.

On August 17, 2007, we entered into a Preferred Stock Purchase Agreement with SIBL whereby SIBL agreed to acquire 1,425,000 shares of our Series D Preferred Stock, together with five-year warrants to purchase 427,500 shares of our common stock at an exercise price of $0.001 per share. Each share of Series D Preferred Stock is convertible into one-half share of our common stock. SIBL agreed to pay $2.00 per share of preferred stock acquired, and the warrants were issued for no additional consideration. The proceeds from the sale of the Series D Preferred Stock pursuant to this agreement are to be used for working capital, subject to SIBL’s approval of each funding in its sole discretion; provided, however, that SIBL will not have discretion to reject requests by us for sales of up to an aggregate of 250,000 shares of preferred stock provided we are in compliance with the agreement. In addition, under this agreement, SIBL has an option to buy all of the Series D Preferred Stock and accompanying warrants covered by this agreement at a price of $2.00 per share of preferred stock. In 2007 we sold 837,500 shares of Series D Preferred Stock to SIBL. At December 31, 2007, we had $1,175,000 available to draw down under this agreement.

Effective August 17, 2007, we also entered into a Convertible Debenture Purchase Agreement with SIBL, pursuant to which SIBL agreed to acquire up to $5,000,000 of our convertible debentures. The debentures will be purchased incrementally at such time as requests are made by us and subject to various conditions. The proceeds from the sale of the debenture(s) are to be used for working capital and/or acquisitions, in any case subject to the approval of SIBL. Each debenture that will be issued will be due four years from the date of issuance and will be convertible at any time at the option of SIBL into shares of preferred stock, in the aggregate 1,250,000 shares, subject to adjustments. As of December 31, 2007, we had not sold any debentures to SIBL in connection with this agreement. In consideration for entering into this agreement and making these funds available upon request, SIBL was issued five-year warrants to purchase 1,250,000 shares of our common stock at an exercise price of $1.00 per share.

Pursuant to a registration rights agreement dated August 17, 2007, we were obligated to register the shares of common stock issuable upon conversion of the Series C and D Convertible Preferred Stock and the debentures and the exercise of the warrants pursuant to a registration statement filed by November 15, 2007. If we did not timely file the required registration statement, we were required to issue, upon default and each month thereafter that the registration statement is not filed, warrants to purchase a number of shares of common stock equal to the number of shares of Series C and D Convertible Preferred Stock sold. Effective December 13, 2007, SIBL agreed to extend the date by which we must file our registration statement to July 31, 2008 and to not impose a penalty.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees billed and expected to be billed to us by Sherb & Co. for fiscal years ended December 31, 2007 and 2006:

Principal Accountant Fees and Services

	2007	2006

Audit Fees[1]	$37,000	$31,000
Tax Fees[2]	5,000	5,000
All Other Fees[3]	23,500	96,750
Total	$65,500	$132,750

[1]
Includes the aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements included in our Form 10-K and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those fiscal years.

2	Includes the aggregate fees billed by our auditors for taxation compliance, tax advice and tax planning.
3	Includes the aggregate fees billed by our auditors for products and services provided by our principal accountant, other than the services covered above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services must be approved in advance by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 16, 2002, among the Company, certain principal shareholders of the Company, HQS and PAL	Previously filed with our Form 8-K Current Report on filed November 1, 2002.

3.0	Certificate of Incorporation and Change of Domicile	Previously filed on Definitive Proxy Statement filed on August 23, 2001.

3.1	Certificate of Amendment to the Company's Articles of Incorporation effectuating the Reverse Stock Split.	Previously filed with our Form 8-K Current Report filed on November 1, 2002.

3.2	Certificate of Amendment to the Company's Articles of Incorporation (designation of Series A Preferred Stock).	Previously filed with our Form 8-K Current Report filed on November 1, 2002.

3.3	Certificate of Amendment to the Company's Articles of Incorporation (Name change).	Previously filed with our Definitive Information Statement filed on November 15, 2002.

3.4	Certificate of Designation of Series B Preferred Stock	Previously filed with our Form 8-K Current Report filed on May 15, 2003.

3.5	Certificate of Amendment to the Company’s Articles of Incorporation (increasing the authorized number of shares of common stock and Preferred Stock).	Previously filed with our Definitive Information Statement filed on June 3, 2003.

3.6	Certificate of Amendment to the Company's Articles of Incorporation (effectuating the Reverse Stock Split).	Previously filed with our Definitive Information Statement filed on June 17, 2004.

3.7	Bylaws	Previously filed with our Form SB-2 filed on July 8, 2004.

4.1	2003 Management and Director Equity Incentive Compensation Plan.	Previously filed with our Definitive Information Statement filed on June 3, 2003.

4.2	2003 Management and Director Equity Incentive Compensation Plan, as amended.	Filed herewith.

10.1	Securities Purchase Agreement, dated as of October 16, 2002, by and among the Company, certain principal shareholders of the Company and SIBL	Previously filed with our Form 8-K Current Report filed on November 1, 2002.

10.2	Form of Warrant Agreement and Warrant Assignment Form	Previously filed with our Form 8-K Current Report filed on November 1, 2002.

10.3	Registration Rights Agreement, dated as of October 22, 2002, among the Company, SIBL, Daniel Boger, Ronald Stein, Osvaldo Pi, William Fusselmann and Deluxe Investment Company	Previously filed with our Form 8-K Current Report filed on November 1, 2002.

10.4	Equity Financing Commitment Letter, dated October 22, 2002, from SIBL to the Company	Previously filed with our Form 8-K Current Report filed on November 1, 2002.

Exhibit No.	Description	Method of Filing
10.5	March 25, 2004 Amendment to Registration Rights Agreement, dated October 22, 2002, as amended	Previously filed with our Company’s Form 10-KSB Annual Report for the year ended December 31, 2003.

10.6	Securities Purchase Agreement (Series B Preferred Stock), dated as of April 30, 2003, among the Company and SIBL Venture Capital Holdings, Inc.	Previously filed with our Form 8-K Current Report filed on May 15, 2003.

10.7	Instrument of Warrant Repricing dated April 30, 2003	Previously filed with our Form 8-K Current Report filed on May 15, 2003.

10.8	Registration Rights Agreement, dated as of April 30, 2003, among the Company and SIBL Venture Capital Holdings, Inc.	Previously filed with our Form 8-K Current Report filed on May 15, 2003.

10.9	March 25, 2004 Amendment to Registration Rights Agreement, dated April 30, 2003, as amended	Previously filed with our Company’s Form 10-KSB Annual Report for the year ended December 31, 2003.

10.10	Loan and Security Agreement, dated July 6, 2004	Previously filed with our Form 8-K Current Report filed on July 6, 2004.

10.11	Warrant Purchase Agreement, dated July 6, 2004	Previously filed with our Form 8-K Current Report filed on July 6, 2004.

10.12	Amended and Restated Investor Relations Agreement with American Capital Ventures, Inc., dated August 5, 2004	Previously filed with our Form SB-2 filed on July 8, 2004.

10.13	Registration Rights Agreement, dated July 6, 2004	Previously filed with our Form 8-K Current Report filed on July 6, 2004.

10.14	Warrant Assignment Agreement, dated July 6, 2004	Previously filed with our Form 8-K Current Report filed on July 6, 2004.

10.15	Escrow Agreement with Deluxe Investment Company	Previously filed with our Form SB-2 filed on July 8, 2004.

10.16	Deluxe Investment Company Purchase Agreement	Previously filed with our Form 8-K/A Current Report filed on February 17, 2004.

10.17	First Amendment to Loan and Security Agreement	Previously filed with our Form SB-2 filed on July 8, 2004.

10.18	Qwest Hosting Services Agreement	Previously filed with our Form SB-2 filed on July 8, 2004.

10.19	Employment Agreement with Stan Vashovsky	Previously filed with our Form 8-k filed on August 2, 2007

10.20	Employment Agreement with Michael G. Levine	Previously filed with our Form 8-k filed on August 20, 2007

14.0	Code of Ethics and Business Conduct	Filed herewith

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer	Filed herewith

Exhibit No.	Description	Method of Filing
32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 28, 2008

HEALTH SYSTEMS SOLUTIONS, INC.

	By:	/s/ Stan Vashovsky
Stan Vashovsky, Chairman and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 28, 2008.

SIGNATURE	TITLE

/s/ Stan Vashovsky	Principal Executive Officer and Director
Stan Vashovsky

/s/ Michael G. Levine	Principal Financial Officer
Michael G. Levine

/s/ Steven Katz	Director
Steven Katz

/s/ Batsheve Schreiber	Director
Batsheva Schreiber

/s/ Wayne LeRoux	Director
Wayne LeRoux

/s/ Randall J. Frapart	Director
Randall J. Frapart

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Health Systems Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Health Systems Solutions, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Systems Solutions, Inc. as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 17, 2008

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS

	December 31,
	2007	2006
Current assets:
Cash	$1,218,620	$558,764
Accounts receivable, net of allowance for doubtful accounts of $234,801 and $302,607	898,928	914,032
Prepaids and other current assets	138,890	116,025
Total current assets	2,256,438	1,588,821
Property and equipment, net of accumulated depreciation and amortization of $635,459 and $544,143	442,879	275,145
Software development costs, net of accumulated amortization of $0 and $2,693,434	—	3,880,577
Security deposits and other assets	96,278	94,661
Deferred financing cost, net of accumulated amortization of $28,332	273,604	—
Total assets	$3,069,199	$5,839,203

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2007	2006
Current liabilities:
Current portion of capital lease obligation	$23,932	$8,965
Accounts payable	639,881	549,318
Accrued expenses	1,404,310	340,323
Deferred revenue	962,788	917,494
Client deposits	96,350	90,780
Note payable – bank	229,000	229,000
Loans payable	—	355,032
Total current liabilities	3,356,261	2,490,912
Capital lease obligation, net of current portion	40,705	—
Total liabilities	3,396,966	2,490,912
Stockholder's equity (deficiency):
Preferred Stock - 15,000,000 shares authorized;
Series C Convertible - 4,625,000 and 3,050,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	9,250,000	6,100,000
Series D Convertible – 837,500 and 0 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,675,000	—
Common Stock $.001 par value - 150,000,000 shares authorized; 7,365,361 and 6,270,907 issued and outstanding at December 31, 2007 and 2006, respectively	7,365	6,271
Additional paid-in capital	14,431,040	13,208,417
Accumulated deficit	(25,691,172)	(15,966,397)
Total stockholders' equity (deficiency)	(327,767)	3,348,291

Total liabilities and stockholders' equity	$3,069,199	$5,839,203

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION

	December 31,
	2007		2006
Net sales		$7,220,671	$6,576,991
Cost of sales		5,791,095	3,838,965
Gross profit		1,429,576	2,738,026

Operating expenses
Selling and marketing		2,200,680	1,739,887
Research and development		1,481,743	1,230,207
General and administrative		3,378,851	2,037,868
Depreciation and amortization		166,147	139,484
Impairment of development costs		3,104,466	—
Interest		74,770	46,403

Total operating expenses		10,406,657	5,193,850

Net loss		(8,977,081)	(2,455,824)

Deemed preferred stock dividend		747,694	498,229

Net loss applicable to common shareholders	$	(9,724,775)	$(2,954,053)

Basic and diluted net loss per share		$(1.43)	$(0.50)

Basic and diluted weighted average shares outstanding		6,816,886	5,947,526

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED 2007 AND 2006

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2005	725,000	$1,450,000	5,615,905	$5,616	$12,638,839	$(13,012,275)	$1,082,180
Issuance of Series C Convertible Preferred Stock	2,325,000	4,650,000	—	—	—	—	4,650,000
Deemed Preferred Stock Dividend	—	—	—	—	498,299	(498,299)	—
Issuance of Common Stock by the Exercising of Warrants	—	—	555,000	555	555	—	1,110
Issuance of Common Stock to Members of VantaHealth	—	—	100,000	100	34,900	—	35,000
Issuance of Round-up Common Stock	—	—	2	—	—	—	—
Stock Based Compensation	—	—	—	—	35,825	—	35,825
Net Loss	—	—	—	—	—	(2,455,824)	(2,455,824)
Balance December 31, 2006	3,050,000	$6,100,000	6,270,907	$6,271	$13,208,418	$(15,966,398)	$3,348,291
Issuance of Series C Convertible Preferred Stock	1,575,000	3,150,000	—	—	—	—	3,150,000
Issuance of Series D Convertible Preferred Stock	837,500	1,675,000	—	—	—	—	1,675,000
Deemed Preferred Stock Dividend	—	—	—	—	747,694	(747,694)	—
Issuance of Common Stock by the Exercising of Warrants	—	—	1,042,500	1,042	1,043	—	2,085
Issuance of Common Stock by the Exercising of Options	—	—	1,250	1	411	—	412
Issuance of Common Stock	—	—	50,704	51	25,381	—	25,432
Deferred Financing costs	—	—	—	—	301,936	—	301,936
Stock Based Compensation	—	—	—	—	146,158	—	146,158
Net Loss	—	—	—	—	—	(8,977,081)	(8,977,081)
Balance December 31, 2007	5,462,500	$10,925,000	7,365,361	$7,366	$14,431,040	$(25,691,172)	$(327,767)

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,977,081)	$(2,455,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	146,158	35,825
Depreciation and amortization of property and equipment	166,147	139,484
Amortization of software development costs	1,833,314	1,102,604
Loss on disposal of assets	16,058	—
Amortization of deferred finance cost	28,332	—
Impairment of software development	3,104,466	—
Changes in operating assets and liabilities:
Accounts receivable	82,910	(223,412)
Allowance for doubtful accounts	(67,806)	185,835
Royalties and referral fees receivable	—	(2,465)
Prepaid expenses and other current assets	(22,866)	(17,464)
Security deposits	(1,617)	—
Accounts payable	90,564	(85,983)
Accrued expenses	1,063,987	39,258
Deferred revenue	45,293	(41,221)
Reserve for client refunds	—	(573,361)
Client deposits	5,569	(21,914)
Net cash used in operating activities	(2,486,572)	(1,918,638)

Cash flow from investing activities:
Purchase of VantaHealth Technologies, LLC.	—	(1,052,034)
Purchase of CareKeeper Software, Inc.	—	(91,753)
Acquisition of cash	—	26,420
Purchase of property and equipment	(276,845)	(127,203)
Increase in software development costs	(1,057,203)	(1,003,254)
Net cash used in investing activities	(1,334,048)	(2,247,824)

Cash flow from financing activities:
Repayment of capital leases	(17,421)	(17,311)
Repayment of loans payable	(355,032)	(247,503)
Proceeds from exercise of options	412	—
Proceeds from the exercise of warrants	2,085	1,110
Proceeds from the issuance of common stock	25,432	—
Proceeds form the issuance of preferred stock	4,825,000	4,650,000
Net cash provided by financing activities	4,480,476	4,386,296

Increase in cash	659,856	219,834
Cash, beginning of year	558,764	338,930
Cash, end of year	$1,218,620	$558,764

Supplemental cash flow data:
Cash paid during the year for interest expense	$81,986	$46,403
Issuance of common stock to members of an acquired company	$25,432	$35,000
Increase in software development costs as a result of an accrued earn out payment to sellers of an acquired company	$—	$77,207

Noncash Financing and Investing activities:

Equipment acquired under capital lease	$73,094	$—
Deferred finance cost related to warrants issued for commitment to debenture agreement	$301,936	$—

Deemed dividends on issuance of preferred stock	$747,694	$498,299

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1. Description of Business, Acquisitions and Consolidation

Health Systems Solutions, Inc. (the “Company”), through its wholly owned subsidiaries, Healthcare Quality Solutions, Inc. (“HQS”), VHT Acquisition Company (“VHT”), CareKeeper Solutions, Inc. (“CKS”), and HSS Consultancy, LLC (“HSSC”), is a technology and services company dedicated to bringing innovation to the health care industry.

On April 6, 2006, VHT consummated an Asset Purchase Agreement with VantaHealth Technologies, LLC (“Vanta”) and the members of Vanta. Under the purchase agreement, VHT acquired substantially all of the assets of Vanta in consideration for: (a) $850,000 in cash, (b) the assumption of certain liabilities of Vanta in the approximate amount of $70,000, and (c) the issuance to the members of Vanta, of an aggregate of 100,000 shares of the Company’s common stock.

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

On May 15, 2006, the Company and CKS executed and consummated a Stock Purchase Agreement with all of the shareholders of CareKeeper Software, Inc. (“CareKeeper”). Under the purchase agreement, CKS, the Company’s wholly owned subsidiary, acquired all of the issued and outstanding capital stock of CareKeeper. In consideration for the stock of CareKeeper, the Company or CKS agreed to: (a) make available to CareKeeper an operating line of credit in an amount of up to $1,500,000 to be made available at such times and in such amounts as the Company or CKS shall pre-approve and will be used solely to pay certain of CareKeeper’s accounts payable enumerated in a schedule to the Agreement, certain amounts due to the former shareholders of CareKeeper up to $143,000 and to pay operating expenses pursuant to an annual budget pre-approved by us; (b) make an earn out payment based on a percentage of CareKeeper’s operating revenues in 2006, 2007 and 2008; and (c) make a contingent payment in the amount of up to 400,000 shares of the Company’s common stock based on CareKeeper achieving certain milestones with respect to its operating revenues during 2006, 2007 and 2008.

With respect to the earn out payment for the year ended December 31, 2006 which is based on a percentage of the cash collected relating to the gross revenue earned from May 15, 2006 to December 31, 2006, the Company had provided in 2006 for the $77,207 that was paid in February and March 2007 to the sellers of CareKeeper in accordance to the purchase agreement. Such amounts were included in the Company’s intangible assets as of December 31, 2006. With respect to the 2007 earnout payment, the Company accrued $143,383 at December 31, 2007. This amount was recorded as an impairment expense as of December 31, 2007.

The contingent payment, which consists of shares of the Company’s common stock, is based on the achievement of certain pre-approved milestones relating to the operating revenues of CareKeeper from May 15, 2006 to December 31, 2006. In accordance with the agreement, the former shareholders were entitled to 50,704 shares of the Company’s common stock which were issued on July 10, 2007. The value of those shares were recorded as an addition to the Company’s intangible assets in March 2007. For the year ended December 31, 2007, the Company reserved 43,487 shares of common stock to be issued to the CareKeeper selling shareholders. The shares were valued at $144,812 and a charge for that amount was recorded as an impairment expense.

In connection with the purchase of CareKeeper, CKS entered into employment agreements with Jake C. Levy and Dorothy A. Levy. Mr. Levy was appointed chief executive officer of CKS. His employment agreement provides for an annual base salary of $156,000 and has an initial term of three years. The employment agreement also provides for bonuses as determined by CKS’s Board of Directors and options to purchase 15,000 shares of the Company’s common stock, which were granted on April 6, 2007. Ms. Levy was appointed director of quality assurance of CKS. Her employment agreement provides for an annual base salary of $105,000 and has an initial term of three years. The employment agreement also provided for annual bonuses as determined by CKS’s Board of Directors and options to purchase 7,500 shares of the Company’s common stock, which were granted on April 6, 2007.

On December 26, 2007 the Company and Mr. Levy and Ms. Levy mutually agreed to a separation. The separation agreement included a severance package that was equal to the individuals’ annual salaries. The options granted to Mr. Levy and Ms. Levy were forfeited upon the separation as no portion had vested.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

	CKS	VHT
Purchase price	$483,014	$1,087,034
Total assets	$(242,122)	$(129,965)
Total liabilities	$2,587,264	$411,351
Identifiable intangible assets	$2,828,156	$1,368,420

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Vanta and CareKeeper had occurred as of the following period:

For the year ended December 31, 2006
Net revenues	$7,613,974
Net loss applicable to common shareholders	$(3,788,749)
Weighted average shares - basic and diluted	5,947,526
Basic and diluted net loss per share	$(0.64)

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of presentation and consolidation: The accompanying consolidated financial statements which present the results of operations of HSS and its wholly owned subsidiaries, HQS, CKS and VHT for the years ended December 31, 2007 and 2006 and HSSC for year ended December 31, 2007 have been prepared using accounting principals generally accepted in the United States of America. All material inter-company transactions and accounts have been eliminated in consolidation.

Allowance for doubtful accounts: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of client accounts and the aging of the accounts receivable. If there is a deterioration of a major client’s credit worthiness or actual defaults are higher than the Company’s historical experience, the Company’s estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the client’s overall business condition. The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectability of amounts and at which time the Company may need to provide additional allowances in excess of that currently provided.

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

Software development costs: The Company capitalizes certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). The Company capitalizes software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with developing or obtaining internal use software and consulting fees directly associated with the development of the Company’s software. Capitalizable personnel costs and consulting fees are limited to the time directly spent on such projects. Capitalized costs are ratably amortized using the straight-line method, over the estimated useful lives of the related applications of three years. The Company makes on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the company writes off the amount that the unamortized software development costs exceed net realizable value.

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

Impairment of long-lived assets: In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. On December 31, 2007 the Company determined the future sales of software net of the cost of those sales would not be sufficient to recover any amount of the unamortized costs. As a result, the Company recorded an impairment to software development costs of $3,104,466.

Concentration of credit risk: Concentrations of credit risk with respect to trade receivables are limited to clients dispersed across the United States of America. All trade receivables are concentrated in the health care segment of the economy; accordingly the Company is exposed to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of the health care industry.

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

Revenue recognition and deferred revenue: The Company follows the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104. The Company recognizes revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. The corporate strategy is to provide services on a recurring transaction pricing basis. The Company believes this is a value-based model that more directly relates to our clients’ recognition of revenue. The transaction pricing model differs from the typical licensed software model in that the implementation of transaction-priced services does not result in large up front software license fee revenues but results in a gradual recognition of revenue earned on a transaction by transaction basis over time. This is a similar model to that used by the mobile phone industry. The benefit occurs in the future years where leverage is obtained as a client grows and continues to pay transaction fees year over year, whereas under the licensed sale model the only revenue realized in the future years are support and maintenance fees.

Within the consulting group, the Company recognizes revenue using the percentage of completion following ARB 45 and SOP 81-1. Management believes that its estimates of costs to complete and the extent of progress toward completion of a project are reasonably dependable. The Company’s prepares a budget for each project that estimates total labor hours for programming, quality assurance, testing, implementation, training and service to complete all the obligations to deliver a project. The Company recognizes the product revenue as the labor hours expended over the total labor hours budgeted times the total fixed fee.

The Company bills in advance for maintenance agreements associated with the servicing of its software. The advanced billings are recorded in deferred revenue and amortized ratably over the service period of the maintenance agreement.

The Company’s revenue is classified into two categories: recurring and non-recurring. The Company generates recurring revenue from several sources, including the processing of clinical assessments which, as mandated by Medicare, require home health care agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge, the processing of data related to Medicare clinical episodes completed during care delivery, the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. Recurring services revenue is typically billed and recognized monthly over the contract term, typically two to three years. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. The Company records cash payments received in advance or at the beginning of a contract as deferred revenue. The Company generates non-recurring revenue from the licensing of our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectability is probable and when all other significant obligations have been fulfilled. For software license agreements in which client acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue is recognized as the customization services are performed. For multiple element arrangements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method.” Under the residual method, the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2. Also, the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price. The Company also generates non-recurring revenue from implementation fees, consulting, training and client support services and this non-recurring revenue is charged to clients on a fee basis usually based upon time spent.

The Company recognizes software licensing fees and implementation fees in the month that the client goes live and we recognize training, consultation, advisory and support revenue in the month that the service is performed. Implementation costs consisting of payroll and travel are expensed in the same period implementation fees are recognized. The Company currently recognizes cancellations, allowances or discounts as they occur. This practice is based on factors that include, but are not limited to, historical cancellations and analysis of credit memo activities. Cancellations, allowances and discounts are not material.

Advertising costs: The Company expenses all advertising costs as incurred. Advertising costs for the year ended December 31, 2007 were $297,367 and for the year ended December 31, 2006 were $277,772, and are included in selling and marketing expense in the accompanying consolidated statement of operations.

Research and development costs: The Company expenses all research and development expenses, which consist of payroll and other related costs, as incurred. Research and development costs for the year ended December 31, 2007 were $1,481,743 and for the year ended December 31, 2006 were $1,230,207.

Computation of net income (loss) per share: The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At December 31, 2006, the outstanding shares of convertible preferred stock were convertible into 1,525,000 shares of common stock and outstanding warrants and options were convertible into 142,500 and 436,125 shares of common stock, respectively. At December 31, 2007, outstanding shares of convertible preferred stock were convertible into 2,731,250 shares of common stock and outstanding options and warrants were convertible into 1,250,000 and 2,771,842 shares of common stock.

Financial instruments: The carrying amounts of financial instruments, including cash, accounts receivable, prepaid expenses, client deposits and deferred revenue approximate fair value as of December 31, 2007, due to the relatively short maturity of the instruments. The capital lease obligation approximates fair value based upon debt terms available to Company under similar terms. At December 31, 2007, the Company had a capital lease liability of $64,637 at 8% interest.

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

Stock based compensation: Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with FASB Statement No. 123-R, Share-Based Payment (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123 and FASB Statement No. 148, Accounting for Stock-Based Compensation.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) the formation of a joint venture, (b) the acquisition of an asset or a group of assets that does not constitute a business, (c) a combination between entities or businesses under common control, (d) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) the ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

3. Preferred Stock Purchase Agreement

The Company entered into a Preferred Stock Purchase Agreement dated as of October 31, 2005, with our principal shareholder, SIBL, to acquire 4,625,000 shares of our Series C Preferred Stock, together with five-year warrants to purchase 1,387,500 shares of our Common Stock at an exercise price of $0.002 per share. The Company agreed to issue to SIBL its Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants to purchase 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Series C Preferred Stock is convertible into one half share of common stock and is entitled to one-half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of any common stock, an amount equal to the stated value per preferred share. At December 31, 2007, the Company had $0 available to draw down under this agreement.

On August 17, 2007, the Company entered into a Preferred Stock Purchase Agreement with SIBL whereby SIBL has agreed to acquire 1,425,000 shares of our Series D Preferred Stock, together with five-year warrants to purchase 427,500 shares of our common stock at an exercise price of $0.001 per share. Each share of Series D Preferred Stock is initially convertible into one-half share of our common stock. SIBL agreed to pay $2.00 per share of preferred stock acquired, and the warrants were issued for no additional consideration. The proceeds from the sale of the Series D Preferred Stock pursuant to this agreement are to be used for working capital, subject to SIBL’s approval of each funding in its sole discretion; provided, however, that SIBL will not have discretion to reject requests by the Company for sales of up to an aggregate of 250,000 shares of preferred stock provided the Company is in compliance with the agreement. In 2007, the Company sold 837,500 shares of Series D Preferred Stock to SIBL.

4. Convertible Debenture

Effective August 17, 2007, we entered into a Convertible Debenture Purchase Agreement with SIBL, whereby SIBL agreed to acquire up to $5,000,000 of our convertible debentures. The debentures will be purchased incrementally at such time as requests are made by us and subject to various conditions. The proceeds from the sale of the debenture(s) are to be used for working capital and/or acquisitions, in any case subject to the approval of SIBL. Each debenture that will be issued will be due four years from the date of issuance and will be convertible at any time at the option of SIBL into shares of preferred stock, in the aggregate 1,250,000 shares, subject to adjustments. As of December 31, 2007, we had not sold any debentures to SIBL in connection with this agreement. In consideration for entering into this agreement and making these funds available upon request, SIBL was issued five-year warrants to purchase 1,250,000 shares of our common stock at an exercise price of $1.00 per share.

5. Property and Equipment and Software Development Costs

Property and equipment consist of the following:

	December 31, 2007	December 31, 2006
Office equipment	$523,322	$361,481
Purchased computer software	271,439	216,928
Furniture and fixtures	103,436	64,473
Leasehold improvements	180,142	176,406
	1,078,339	819,288
Less accumulated depreciation and amortization	635,459	544,143
Total	$442,879	$275,145

Software development costs consist of the following:

	December 31, 2007	December 31, 2006
Software development costs	$—	$6,574,011
Less accumulated amortization	—	2,693,434
Total	$—	$3,880,577

Depreciation expense for property and equipment for the years ended December 31, 2007 and December 31, 2006 for the Company was $166,147 and $139,484, respectively.

Amortization expense for software development costs for the years ended December 31, 2007 and December 31, 2006 for the Company was $1,833,314 and $1,102,604, respectively, and is included in cost of sales.

The unamortized balance of software development costs was $0 and $3,880,577 at December 31, 2007 and 2006, respectively.

6. Income Taxes

For Federal income tax purposes, the Company has net operating losses of approximately $13,950,000. The net operating losses expire at various times through the year 2027. The Company recorded a 100% valuation allowance on its deferred tax assets since it is more likely than not that their benefit will not be realized in the future.

The significant components of the Company’s deferred tax asset as of December 31, 2007 are as follows:

Operating loss carryforward	$5,580,000
Goodwill amortization	1,823,000
Depreciation and other	1,042,000
Valuation allowance	(8,445,000)
Total deferred tax asset	$—

Reconciliation between the statutory Federal income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

	Year ended December 31, 2007	Year ended December 31, 2006
Statutory Federal income tax (benefit)	$(3,142,000)	$(859,000)
State tax (benefit), net of federal effect	(449,000)	(123,000)
Permanent difference	737,000	206,000
Other	—	90,000
Increase in valuation allowance	$2,854,000	$686,000

7. Capital Lease Obligations

The Company has entered into capital leases for certain office equipment. Obligations under the capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments at an interest rate of 8%.

Future minimum payments under capital lease obligation are as follows at December 31, 2007:

Fiscal Year	Amount
2008	$28,238
2009	28,238
2010	15,185
Total future payments	71,661
Less amount representing interest	7,024
Present value of future payments	64,637
Less current portion	23,932
Total long-term capital lease obligations	$40,705

8. Equity Transactions

Common Stock Issued: On April 6, 2006, 100,000 shares of common stock were issued in connection with the asset purchase of VantaHealth Technologies, LLC.

The selling shareholders of CareKeeper Software, Inc. are entitled to receive a contingent stock payment of common stock in 2006, 2007 and 2008. The number of shares is determined by operating revenues generated by CareKeeper during each of the fiscal years. The measurement date for 2006 was from May 15, 2006 to December 31, 2006, the period the Company owned CareKeeper. As determined by operating revenues, the Company issued 50,704 shares of common stock to the selling shareholders. The Company has reserved 43,487 shares of common stock to be issued based on 2007 operating revenues.

Preferred Stock Issued: The Company entered into a Preferred Stock Purchase Agreement dated as of October 31, 2005, with SIBL to acquire 4,625,000 shares of our Series C Preferred Stock, together with five-year warrants to purchase 1,387,500 shares of our Common Stock at an exercise price of $0.002 per share. The Company agreed to issue to SIBL its Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants to purchase 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Series C Preferred Stock is convertible into one half share of common stock and is entitled to one-half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, prior and before any distribution of assets shall be made to the holders of any common stock, an amount equal to the stated value per preferred share. Throughout 2007, the Company sold 1,575,000 shares of Series C Preferred Stock to SIBL for $3.15 million to fund working capital needs. At December 31, 2007, the Company had sold all the shares available under the agreement.

On August 17, 2007, the Company entered into a Preferred Stock Purchase Agreement with SIBL whereby SIBL has agreed to acquire 1,425,000 shares of our Series D Preferred Stock, together with five-year warrants to purchase 427,500 shares of our common stock at an exercise price of $0.001 per share. Each share of Series D Preferred Stock is initially convertible into one-half share of our common stock. SIBL agreed to pay $2.00 per share of preferred stock acquired, and the warrants were issued for no additional consideration. The proceeds from the sale of the Series D Preferred Stock pursuant to the agreement are to be used for working capital, subject to SIBL’s approval of each funding in its sole discretion; provided, however, that SIBL will not have discretion to reject requests by the Company for sales of up to an aggregate of 250,000 shares of preferred stock provided the Company is in compliance with the agreement. In 2007 the Company sold 837,500 shares of its Series D Preferred Stock for $1,675,000 to fund working capital needs. At December 31, 2007 the Company had 587,500 shares of its Series D Preferred Stock available for sale.

Warrants Issued and Exercised: The warrants issued with the Series C purchases have been attributed with a fair value of the $384,618 using the Black-Sholes pricing model and included in additional paid in capital. In total, 615,000 warrants were exercised during the year that ended December 31, 2007, and 615,000 shares of common stock were issued. All the warrants issued in connection with the Series C Preferred Stock had been exercised as of December 31, 2007.

As required under the Preferred Stock Purchase Agreement executed on August 17, 2007, warrants to purchase up to an aggregate of 472,500 shares of the Company’s common stock at an exercise price of $0.002 per share were issued in conjunction with the issuance of its Series C Preferred Stock in the year ended December 31, 2007. The warrants have been attributed a fair value of the $363,076 using the Black-Sholes pricing model and included in additional paid in capital. The 427,500 warrants were exercised, 427,500 shares of common stock were issued by the Company, and the Company received $428 representing the exercise price.

In August 2007, the Company issued warrants to purchase 1,250,000 shares of common stock at an exercise price of $1.00 per share as a commitment fee for the Debenture Purchase Agreement entered into with SIBL. The warrants granted for the commitment have been attributed a fair value of $301,936 using the Black-Sholes pricing model and included in additional paid-in capital. These warrants were outstanding at December 31, 2007.

9. Commitments and Contingencies

Operating Leases: The Company leases office space in Tampa, Florida, and Dunwoody, Georgia. Rent expense totaled $535,551 and $363,972 for the years ended December 31, 2007 and 2006 and is included in general and administrative expenses in the accompanying consolidated financial statements. The Company’s leases for its office space have durations through August 31, 2013 in Tampa and July 31, 2008 in Dunwoody with monthly payments approximating $33,000 and $11,000, respectively.

Other Agreements: The Company also leases a co-location site for its application and data base servers and has other long-term agreements.

Future and annual minimum lease payments under all noncancelable operating leases and service agreements with an initial term in excess of one year are as follows:

2008	$530,410
2009	$511,849
2010	$523,661
2011	$415,821
2012	$431,354
2013	$300,173

Legal Proceedings: On September 13, 2007, Briggs Medical Service Company, a Delaware corporation ("Briggs Medical"), served the Company with a summons and complaint filed in the United States District Court for the Middle District of Florida, Tampa Division.  The complaint, as amended on October 24, 2007, names as the only defendant "Health Systems Solutions, Inc., a Florida corporation, f/k/a Healthcare Quality Solutions, Inc."  The amended complaint alleges that the defendant has (a) infringed various copyrighted medical forms which Briggs Medical alleges that it owns, (b) breached a 2003 Co-Development Agreement and associated "Statement of Work" between Briggs Corporation, an Iowa corporation, and Healthcare Quality Solutions, Inc., (the "Agreement"), and (c) tortiously interfered with actual and prospective business relations between Briggs Medical and thousands of Briggs Medical's clients by inducing them to use other medical forms which Briggs Medical allege infringe its alleged copyrights.  Briggs Medical seeks the following relief in the amended complaint:  (a) judicial findings of infringement, breach and tortious interference, (b) an award of an indeterminate amount of lost profits and other special, consequential and punitive damages, together with prejudgment interest, attorneys fees and costs and (c) an injunction prohibiting the defendant and others acting in concert with the defendant from infringing Briggs Medical's alleged copyrights.  On November 7, 2007, the Company moved to dismiss the breach of contract claim for failure to state a claim upon which relief can be granted.  In response, Briggs amended their complaint. We have responded and, at this time, the case is scheduled for trial.

10. Employee Savings Plans

The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to the maximum amount allowed by law. The Company will match 50% of the first 6% of salary the participants contribute provided they are employed at year end or have worked the required amount of hours per the plan.

11. Stock Based Compensation

On April 6, 2007, the Company’s Board of Directors unanimously voted to authorize that options to purchase 22,500 shares of the Company’s common stock be granted to its employees under the 2003 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The options have an exercise price of $0.95 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of employment subsequent to April 6, 2007, with the unexercised portion of such respective options to expire April 6, 2012 or should the employee leave the employ of the Company.

On September 1, 2007, the Company granted stock options to purchase an aggregate of 2,542,500 shares of common stock to the Company’s two executive officers. Such options have an exercise price of $1.00 per share and shall vest to the extent of 25% of the respective aggregate granted for each twelve continuous months of board membership subsequent to September 1, 2007, with the unexercised portion of such respective options to expire March 29, 2017 or should the executive leave the Company.

As of December 31, 2006, 436,125 stock options were issued and outstanding leaving an unissued stock option balance of 63,875. As of December 31, 2007, 2,771,842 options were issued and outstanding and 436,908 options were available for future grants.

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

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. The following assumptions were used for grants during the years ended December 31, 2007 and 2006:

	2007	2006
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.8%	5.0%
Expected volatility	124.5%	163.3%

The Company recorded $35,825 of stock-based compensation expense relative to stock options for the year ended December 31, 2006, in accordance with SFAS 123R. As of December 31, 2007 the total future compensation expense related to non-vested and vested options not yet recognized in the Consolidated Statement of Operations is $146,158. A summary of stock option activity for the years ended December 31, 2006 and 2007 is presented as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2005	371,250	$2.299
Granted	162,875	0.493
Exercised	-	-
Forfeited	(98,000)	2.194
Balance at December 31, 2006	436,125	$1.648
Granted	2,565,000	1.000
Exercised	(1,250)	.330
Forfeited	(228,033)	1.463
Balance at December 31, 2007	2,771,842	$1.063
Options exercisable at December 31, 2007	212,774	$1.877

The following table summarizes information about employee stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 2.00	90,250	1.5 years	$2.00	90,250	$2.00
3.50	37,500	2.2 years	3.50	37,500	3.50
3.90	11,250	2.4 years	3.90	11,250	3.90
0.33	59,967	3.2 years	0.33	45,368	0.33
1.01	30,375	3.4 years	1.01	28,406	1.01
1.00	2,542,500	9.7 years	1.00	-	1.00
	2,771,842		$1.06	212,774	$1.87

12. Other Assets

Included in other assets is a receivable due from a former shareholder of CareKeeper in the amount of $71,177 at December 31, 2007 and 2006, representing unsecured advances to a related party, which are non-interest bearing.

13. Note Payable – Bank

The Company has a demand commercial loan with Wachovia Bank with a balance of $229,000 at December 31, 2007. Interest on the loan is at the Bank’s prime rate (8.25% at December 31, 2007) plus 0.5% per annum and the loan is collateralized by security provided by a shareholder in the form of a money market account. The note is due and payable in full, including all principal and accrued interest, on demand. Until then, commencing August 15, 2005, consecutive monthly payments of accrued interest only are payable.

14. Loans Payable

On January 10, 2006, CareKeeper converted an accounts payable of $389,892 owed to its primary software developer, Xpanxion, into a promissory note payable. The Company was required to pay a minimum of $1,000 per week to the note holder under the note payable. Interest on the note is equal to the Wall Street Journal Prime Rate of interest (8.25% at December 31, 2006) plus four percent (4%). If the Company during any single month should pay at least $20,000 against the note payable, the interest charged would be equal to the Wall Street Prime Rate of Interest (8.25% at December 31, 2006) plus two percent (2%). If during any period in which the Company was in default under the terms of the note, the interest charged would be equal to one and one half percent (1.5%) per month.

CareKeeper and the software developer to which it is obligated under the promissory note entered into a Master Service Agreement dated as of January 9, 2006 regarding software services to be provided. If this agreement had been canceled, by either party, the minimum payment for the promissory note would have increased to $8,000 per week. In addition, if CareKeeper achieved certain contractual payment milestones from certain major clients, the Company was obligated to remit 50% of such contractual payment milestones.

The note was secured by a security interest in CareKeeper’s software products. The Company was obligated to pay any unpaid portion of the promissory note, including interest, on or before June 30, 2007. The balance of this note was $355,032 at December 31, 2006.

On or about April 20, 2007, the Company was served with a Verified Complaint in the matter of Xpanxion, LLC v. CareKeeper Software, Inc., d/b/a CareKeeper Solutions, Inc. and Health Systems Solutions, Inc., filed in the State Court of Fulton County, Georgia. The Verified Complaint alleges breach of contract and seeks payment of the balance due on a promissory note issued by CareKeeper. The alleged balance due on the promissory note was $342,904.

On December 7, 2007, the Company reached an agreement with Xpanxion to settle the Promissory Note and all unpaid invoices for a payment of $225,000. The Company made the payment on December 12, 2007. The Company applied the balance of the forgiven note and unpaid invoices to reduce the carrying amount of the capitalized software costs.

15. Concentrations

Cash: The Company maintains cash balances with commercial financial institutions which at times, may exceed the FDIC insured limits of $100,000. Management has placed these funds in high quality institutions in order to minimize the risk.

Accounts Receivable: Two of the Company’s clients represent 38% and 32% of the Company’s accounts receivable net of allowance for doubtful accounts at December 31, 2007 and 2006, respectively.

Revenue: The Company’s two largest clients accounted for 19% and 17% of earned revenue for the year ended December 31, 2007, while the Company’s largest client accounted for 35.4% of earned revenue for the year ended December 31, 2006.

16. Segment Information

In accordance with the provisions of Statement of Financial Accounting Standards no. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. For the three months ended December 31, 2007 the Company had two reportable segments, Technology Solutions and Software. Prior to October 1, 2007, the Company’s only reportable segment was Software. For the year ended December 31, 2007, total revenue and gross profit for Software was $5,858,952 and $1,241,405, respectively. For the three months ended December 31, 2007, total revenue and gross profit for Technology Solutions was $1,361,719 and $188,171, respectively.

17. Subsequent Events

Effective January 1, 2008, the Company entered into a corporate restructuring pursuant to which it (i) created a wholly owned operating subsidiary, (ii) created a wholly intellectual property holding company and (iii) combined its two operating CareKeeper subsidiaries.