Form 10-Q
period 2008-03-31
HEALTH SYSTEMS SOLUTIONS INC
filed 2008-05-15
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24681

HEALTH SYSTEMS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-0513245 (IRS Employer Identification No.)

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

As of April 23, 2008, the issuer had 7,408,846 shares of common stock outstanding.

HEALTH SYSTEMS SOLUTIONS, INC.

FORM 10-Q

i

PART I

ITEM 1.	FINANCIAL STATEMENTS

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2008 and December 31, 2007
(Unaudited)

	2008	2007
ASSETS
Current assets:
Cash	$342,226	$1,218,620
Accounts receivable, net of allowance for doubtful accounts of $165,691 and $234,801	908,537	898,928
Prepaids and other current assets	186,646	138,890
Total current assets	1,437,409	2,256,438
Property and equipment, net of accumulated depreciation and amortization of $692,651 and $635,459	432,170	442,879
Security deposits and other assets	96,278	96,278
Deferred financing cost, net of accumulated amortization of $47,127 and $28,332	254,809	273,604
Total assets	$2,220,666	$3,069,199

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Current portion of capital lease obligation	$24,394	$23,932
Accounts payable	604,165	639,881
Accrued expenses	1,363,923	1,404,310
Deferred revenue	1,074,368	962,788
Client deposits	86,059	96,350
Note payable – bank	229,000	229,000
Total current liabilities	3,381,909	3,356,261
Capital lease obligation, net of current portion	34,414	40,705
Total liabilities	3,416,323	3,396,966
Stockholders’ deficiency:
Preferred Stock - 15,000,000 shares authorized;Series C Convertible - 4,625,000	9,250,000	9,250,000
shares issued and outstanding Series D Convertible – 837,500 issued and outstanding	1,675,000	1,675,000
Common Stock $.001 par value - 150,000,000 shares authorized; 7,365,361 issued and outstanding	7,365	7,365
Additional paid-in capital	14,542,482	14,431,040
Accumulated deficit	(26,670,504	(25,691,172)
Total stockholders' equity deficiency	(1,195,657)	(327,767)

Total liabilities and stockholders' deficiency	$2,220,666	$3,069,199

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
For The Three Months Ended March 31,
(Unaudited)

	2008	2007
Net sales	$2,950,866	$1,586,106
Cost of sales	1,974,295	1,226,119
Gross profit	976,571	359,987

Operating expenses
Selling and marketing	331,601	525,361
Research and development	284,244	357,903
General and administrative	1,220,012	439,589
Depreciation and amortization	57,192	36,353
Impairment of development costs	39,975	—
Interest	22,879	25,887

Total operating expenses	1,955,903	1,385,093

Net loss	(979,332)	(1,025,106)

Deemed preferred stock dividend	—	177,937

Net loss applicable to common shareholders	$(979,332)	$(1,203,043)

Basic and diluted net loss per share	$(0.13)	$(0.19)

Basic and diluted weighted average shares outstanding	7,365,361	6,394,882

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31,
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(979,332)	$(1,025,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	111,442	9,988
Depreciation and amortization of property and equipment	57,192	36,353
Amortization of software development costs	—	439,056
Amortization of deferred finance cost	18,795	—
Impairment of software development costs	39,975	—
Changes in operating assets and liabilities:
Accounts receivable	59,502	134,704
Allowance for doubtful accounts	(69,111)	(127,970)
Royalties and referral fees receivable	—	3,000
Prepaid expenses and other current assets	(47,757)	(7,225)
Security deposits	—	500
Accounts payable	(35,716)	(129,630)
Accrued expenses	(40,389)	(61,470)
Deferred revenue	111,581	(55,407)
Reserve for client refunds	—	120,906
Client deposits	(10,290)	9,406
Net cash used in operating activities	(784,108)	(652,895)

Cash flow from investing activities:
Purchase of CareKeeper Software, Inc.	—	(198,113)
Purchase of property and equipment	(46,482)	(46,441)
Increase in software development costs	(39,975)	(254,386)
Net cash used in investing activities	(86,457)	(498,940)

Cash flow from financing activities:
Repayment of capital leases	(5,829)	(4,730)
Proceeds from the exercise of warrants	—	285
Proceeds form the issuance of preferred stock	—	1,300,000
Net cash provided by (used in) financing activities	(5,829)	1,295,555

Net change in cash	(876,394)	143,720
Cash, beginning of period	$1,218,620	$558,764
Cash, at end of period	$342,226	$702,484

Supplemental cash flow data:
Cash paid during the period for interest expense	$5,378	$25,887
Issuance of common stock to members of an acquired company	$—	$25,432
Increase in software development costs as a result of an accrued earn out payment to sellers of an acquired company	$39,975	$—
Deemed dividends on issuance of preferred stock	$—	$177,937

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

1. Nature of the Business

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

2. Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements which present the results of operations of Health Systems Solutions, Inc. and subsidiaries (“HSS” or the “Company”), for the three months ended March 31, 2008 and 2007 have been prepared using accounting principals generally accepted in the United States of America. All material intercompany transactions and accounts have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of the Company as of and for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 may not be indicative of the results to be expected for the fiscal year ending December 31, 2008.

3. Summary of Significant Accounting Policies

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

Allowance for doubtful accounts: The allowance for doubtful accounts is based on assessments of the collectability of client accounts and the aging of the accounts receivable. If there is a deterioration of a major client’s credit worthiness or actual defaults are higher than the historical experience, our estimates of the recoverability of amounts due could be adversely affected. We regularly review the adequacy of the allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. We maintain an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, we review past due receivables and give consideration to prior collection history and changes in the client’s overall business condition. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may require us to reassess the collectability of amounts due and to provide additional allowances in excess of that currently provided.

Software development costs: We capitalize certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use SOP 98-1. Software development costs are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with developing or obtaining internal use software and consulting fees directly associated with the development of software. Capitalized personnel costs and consulting fees are limited to the time directly spent on such projects. Capitalized costs are ratably amortized using the straight-line method, over the estimated useful lives of the related applications of three years. The Company makes on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount that the unamortized software development costs exceed net realizable value. For software that is developed for sale the Company follows Financial Accounting Standards Board (“FASB”) Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. All research and development costs are expensed until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.

Customer concentration: One of the Company’s customers accounts for approximately 54% of its revenues during the three months ended March 31, 2008.

Revenue recognition: We follow the provisions of the SEC Staff Accounting Bulletin No. 104. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. The corporate strategy is to provide services on a recurring transaction pricing basis. We believe this is a value-based model that more directly relates to our clients’ recognition of revenue. The transaction pricing model differs from the typical licensed software model in that the implementation of transaction-priced services does not result in large up front software license fee revenues but results in a gradual recognition of revenue earned on a transaction by transaction basis over time. This is a similar model to that used by the mobile phone industry. The benefit occurs in the future years where leverage is obtained as a client grows and continues to pay transaction fees year over year, whereas under the licensed sale model the only revenue realized in the future years are support and maintenance fees.

Within the consulting group, we recognize revenue using the percentage of completion following Accounting Research Bulletin (“ARB”) 45 and SOP 81-1. Management believes that its estimates of costs to complete and the extent of progress toward completion of a project are reasonably dependable. We prepare a budget for each project that estimates total labor hours for programming, quality assurance, testing, implementation, training and service to complete all the obligations to deliver a project. We recognize the product revenue as the labor hours expended over the total labor hours budgeted times the total fixed fee.

Our revenue is classified into two categories: recurring and non-recurring. We generate recurring revenue from several sources, including the processing of clinical assessments which, as mandated by Medicare, require home health care agencies to collect assessment data on all patients requiring home health care at the start-of-care and at discharge, the processing of data related to Medicare clinical episodes completed during care delivery, the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. Recurring services revenue is typically billed and recognized monthly over the contract term, typically two to three years. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. We record cash payments received in advance or at the beginning of a contract as deferred revenue. We generate non-recurring revenue from the licensing of our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectability is probable and when all other significant obligations have been fulfilled. For software license agreements in which client acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For multiple element arrangements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2. Also, the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price. We also generate non-recurring revenue from implementation fees and training. This nonrecurring revenue is charged to clients on a fee basis usually based upon time spent.

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

Recent accounting pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement was effective as of the beginning of fiscal 2008.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of SFAS 157 did not have a material impact on our results of operations and financial positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 was effective as of the beginning of fiscal 2008 and had no impact on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statement.

SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited. We are currently assessing the impact that SFAS 141(R) will have on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. We believe that, for the foreseeable future, this Statement will have no impact on our financial statements once adopted.

4. Preferred Stock Purchase Agreement

We entered into a Preferred Stock Purchase Agreement dated as of October 31, 2005, with our principal shareholder, Stanford International Bank Ltd. (“SIBL”), to acquire 4,625,000 shares of our Series C Preferred Stock, together with five-year warrants to purchase 1,387,500 shares of our common stock at an exercise price of $0.002 per share. We agreed to issue to SIBL our Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants to purchase 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Series C Preferred Stock is convertible into one-half share of common stock and is entitled to one-half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, before any distribution of assets shall be made to the holders of any common stock, an amount equal to the stated value per preferred share. The Company has no availability to draw down under this agreement.

On August 17, 2007, we entered into a Preferred Stock Purchase Agreement with SIBL whereby SIBL has agreed to acquire 1,425,000 shares of our Series D Preferred Stock, together with five-year warrants to purchase 427,500 shares of our common stock at an exercise price of $0.001 per share. Each share of Series D Preferred Stock is initially convertible into one-half share of our common stock. SIBL agreed to pay $2.00 per share of preferred stock acquired, and the warrants were issued for no additional consideration. The proceeds from the sale of the Series D Preferred Stock pursuant to this agreement are to be used for working capital, subject to SIBL’s approval of each funding in its sole discretion; provided, however, that SIBL will not have discretion to reject our requests for sales of up to an aggregate of 250,000 shares of preferred stock provided we are in compliance with the agreement. In 2007, we sold 837,500 shares of Series D Preferred Stock to SIBL.

During the quarter ended March 31, 2008, we did not sell any shares of Series D Preferred stock. However, in April 2008, we sold 587,500 shares of Series D Preferred Stock to SIBL, representing all the remaining shares, and received proceeds of $1,175,000.

5. Convertible Debenture

On August 17, 2007, we entered into a Convertible Debenture Purchase Agreement with SIBL, whereby SIBL agreed to acquire up to $5,000,000 of our convertible debentures. The debentures will be purchased incrementally at such time as requests are made by us and subject to various conditions. The proceeds from the sale of the debenture(s) are to be used for working capital and/or acquisitions, in any case subject to the approval of SIBL. Each debenture that will be issued will be due four years from the date of issuance and will be convertible at any time at the option of SIBL into shares of preferred stock, in the aggregate 1,250,000 shares, subject to adjustments. As of March 31, 2008, we had not sold any debentures to SIBL in connection with this agreement. In consideration for entering into this agreement and making these funds available upon request, SIBL received five-year warrants to purchase 1,250,000 shares of our common stock at an exercise price of $1.00 per share. The value of these warrants is recorded as a financing fee and is being amortized over four years.

6. Stock Based Compensation

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

As of March 31, 2008, there were 3,085,750 options issued leaving a balance of 123,000 unissued stock options.

We estimate the fair value of the options by using the Black-Scholes pricing model and using the following variables: exercise price, expiration date, share price on the date of grant, volatility, cancellation rate and risk-free interest rate on the date of grant. The following assumptions were used for grants during the three months ended March 31, 2008 and 2007:

	2008	2007
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.41%	5.0%
Cancelation rate	11.0%	0.0%
Expected volatility	162.2%	163.3%

We recorded $111,442 of stock-based compensation expense relative to stock options for the three months ended March 31, 2008, in accordance with SFAS 123R. As of March 31, 2008, the total future compensation expense related to non-vested and vested options not yet recognized in the consolidated statement of operations is $1,717,708. A summary of stock option activity for the three months ended March 31, 2008 is presented as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2007	2,771,842	$1.064
Granted	340,000	2.550
Exercised	—	—
Forfeited	(26,092)	1.081
Balance at March 31, 2008	3,085,750	$1.228
Options exercisable at March 31, 2008	199,842	$1.999

The weighted average fair value of options issued during the period, using the Black Scholes calculation was $2.39 per share.

The following table summarizes information about employee stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$2.00	88,750	1.3 years	$2.00	88,750	$2.00
3.50	37,500	2.0 years	3.50	37,500	3.50
3.90	10,750	2.1 years	3.90	10,750	3.90
0.33	58,375	3.0 years	0.33	59,936	0.33
1.01	7,875	3.1 years	1.01	5,906	1.01
1.00	2,542,500	9.4 years	1.00	-	-
2.55	340,000	4.9 years	2.55	-	-
	3,085,750		$1.23	199,842	$1.88

7. Segment Information

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s gross profit. For the three months ended March 31, 2008, the Company had three reportable segments, Technology Solutions, Software and Consulting. Prior to October 1, 2007, the Company’s only reportable segment was Software.

For the three months ended March 31, 2008 and 2007, the results of operations for our the reportable segments are follows:

	For the Three Months Ended March 31,
	2008	2007
Revenue
Software	$1,182,475	$1,586,106
Technology solutions	1,683,732	—
Consulting	84,659	—
Total revenue	2,950,866	1,586,106

Cost of sales
Software	813,606	1,226,119
Technology solutions	1,093,379	—
Consulting	67,310	—
Total cost of sales	1,974,295	1,226,119

Gross profit
Software	368,869	359,987
Technology solutions	590,353	—
Consulting	17,349	—
Total gross profit	$976,571	$359,987

8. Subsequent Events

In April 2008, we sold 587,500 shares of Series D Preferred Stock to SIBL, representing all the remaining shares, and received proceeds of $1,175,000.

Effective May 1, 2008, the Company entered into a ten year lease agreement for approximately 10,000 square feet of office space in New York City.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis includes statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below and in the documents filed by us with the U.S. Securities and Exchange Commission ("SEC"), specifically the most recent reports on Forms 10-K, 10-KSB, 10-QSB, and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

Health Systems Solutions is a technology and services company dedicated to bringing innovation to the health care industry. Our objective is to leverage our understanding of current and next-generation technologies to offer value-added products and services which will generate improved clinical, operational and financial outcomes for our clients. Our portfolio of products and services extends across many segments of health care including home health care, medical staffing, acute and post-acute facilities, and telehealth/telemedicine. Our business is grouped into three segments: technology solutions, software and consulting.

Our fastest growing segment is Technology Solutions which consists of HSS Consultancy LLC, our New York-based subsidiary which offers innovative high-end development and post-implementation support for complex projects across a wide spectrum of applications. We design, develop, distribute and support applications that we believe are better designed and more functional and can be produced more rapidly than our clients are able to produce by themselves. Our engineers and programmers are cross-trained and are able to apply a diverse set of disciplines to solve technical challenges. We currently perform these services for Philips Healthcare, formerly branded as Philips Medical Systems, a subsidiary of Philips Electronics North America Corporation (“Philips”), one of the world’s largest and most sophisticated health care technology companies.

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

Through these segments, we offer a suite of solutions and services that enable us to serve companies within the health care industry.

Recent Developments

During the first quarter of 2008, we initiated a reduction of force by eliminating 12 full-time positions that contributed to a 13.5% decrease in full-time employees. The decrease was somewhat offset by converting three full-time consultants to full-time employees. As of March 31, 2008, we had 80 full-time employees compared with 89 at December 31, 2007.

In the first quarter of 2008, we expanded our relationship with Philips Healthcare (formerly Philips Medical Systems) by entering into a new agreement to provide software solutions for their global operations. This is incremental business to our existing engagement with Philips’ North American business which was announced in October 2007.

During the first quarter of 2008, our newly formed Consulting segment reported revenue for the first time as the result of a successful implementation of consulting services delivered by our Performance Advisors Group. In the second quarter of 2008, our Performance Advisors Group signed their second consulting engagement with a large home health care company.

Effective April 30, 2008, the following directors resigned as members of our Board of Directors: Randall Frapart, Wayne LeRoux and Batsheva Schreiber. Effective May 1, 2008, the following directors were elected to our Board of Directors: Jack Price (former President of Phillips Medical Systems North America), Dr. Kathryn Bowles (Associate Professor and Director of the Health Informatics Minor at the University of Pennsylvania School of Nursing and the NewCourtland Center for Transitions and Health) and Dr. Michael Breiner (board-certified plastic surgeon who founded the Southwest Virginia Center for Cosmetic, Plastic and Reconstructive Surgery).

Effective May 1, 2008, we signed a ten year lease agreement for approximately 10,000 square feet of office space in New York City. We now occupy the entire 6th Floor of 42 West 39th Street, located between Fifth Avenue and Avenue of the Americas in Midtown Manhattan.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

	For the Three Months Ended March 31,
	2008	2007
Net sales	100%	100%
Cost of sales	67%	77%
Gross profit	33%	23%
Operating expenses:
Selling and marketing	11%	33%
Research and development	10%	23%
General and administration	41%	28%
Depreciation and amortization	2%	2%
Impairment	1%	—
Interest	1%	2%
Total operating expenses	66%	87%
Deemed preferred stock dividend	0%	11%
Net loss	(33)%	(76)%

The following table reflects revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

	For the Three Months Ended March 31,
	2008	2007	Change	%
Recurring Revenue
Clinical assessment	$513,314	$953,467	$(440,153)	(46)%
Technology solutions	1,683,732	—	1,683,732	—
Hosting	35,092	40,539	(5,447)	(13)%
IVR	110,234	104,346	5,888	6%
Performance advisors	84,659	—	84,659	100%
Software maintenance	295,320	263,885	31,435	12%
Other	8,677	4,851	3,826	79%
Total recurring revenue	$2,731,028	$1,367,088	$1,363,940	100%

Non - Recurring Revenue
Licensed software sales	132,111	87,279	44,832	51%
Training and implementation	87,725	125,051	(37,326)	(30)%
Other	2	6,688	(6,686)	(100)%
Total non-recurring revenue	219,838	219,018	819	0%

Total revenue	$2,950,866	$1,586,106	$1,364,760	86%

We classify revenues as recurring and non-recurring. Recurring revenues include maintenance fees, ongoing consulting and advisory services, and a variety of hosting services that we provide to our clients on an ongoing basis. Most recurring revenues are somewhat variable as they are dependent on the volume of transactions or amount of services we provide.

Nonrecurring revenues include product sales (software and related modules), implementation services and training fees. These revenues do not have a correlation to past revenues and as a result are less predictive of future revenues.

For the three months ended March 31, 2008, revenue increased $1,364,760 or 86% to $2,950,866 from $1,586,106 for the three months ended March 31, 2007. The increase was attributable to revenues earned by HSS Consultancy in our technology solutions segment, $1,683,732 compared with zero revenues during the same period in 2007 as it did not begin operating until October 1, 2007. The increase was offset by a decline in clinical assessment revenue of $440,153 or 46% from the same period in the previous year. The addition of revenue from technology solutions and consulting services, through HSS Consultancy and Performance Advisors, increased our recurring revenues by $1,683,732 and $84,659 respectively. While clinical assessments have declined 46%, overall recurring revenue increased 100% in 2008 compared to the same period in 2007.

Cost of sales increased by 61% or $748,176 to $1,974,295 for the three months ended March 31, 2008 compared with $1,226,119 for same period in 2007. Of this increase, $1,093,379 was a result of additional revenue in our technology solutions segment, through HSS Consultancy, and there was no similar cost of sales for the same period in 2007 as HSS Consultancy did not begin operating until October 1, 2007. The increase in cost of sales was partially offset by a reduction in amortization of development costs of $320,865. As a percentage of revenue, cost of sales represented 67% in 2008 compared with 77% in 2007.

Selling and marketing expenses decreased $193,760 or 37% to $331,601 for the three months ended March 31, 2008 compared with $525,361 for same period in 2007. Labor and consulting accounted for $178,081 or 92% of the decrease. Marketing expenses including advertising and trade shows decreased $36,536 in 2008 compared with 2007.

Research and development costs decreased $73,659 or 21% to $284,244 in 2008 from $357,903 in 2007. Labor and consulting decreased $22,822 which was 31% of the decrease. Travel, recruiting and other overhead costs decreased $15,971, $13,500 and $23,844, respectively.

General and administrative expenses increased $780,423 or 178% to $1,220,012 for the three months ended March 31, 2008 from $439,589 for the three months ended March 31, 2007. Labor, stock based compensation and severance increased $328,287, $82,258 and $63,099, respectively, in 2008 compared with the same period in 2007. The other components of the increase were travel, consulting, legal and office expense of $73,651, $84,900, $70,895 and $37,531, respectively.

Liquidity and Capital Resources

Since November 2005, we have funded operations primarily through the issuance of convertible preferred stock that has provided us with aggregate net proceeds of $10,925,000.

Cash used in operations increased $131,213 for the three months ended March 31, 2008 to $784,108 compared with $652,895 used during the same period in 2007. This was primarily attributable to a reduction in amortization of capitalized development costs and reserves for client refunds of $439,056 and $120,906, respectively. The increase of cash used for operating activities was partially offset by an increase in deferred revenue, an increase in accounts payable and accrued expenses, and stock based compensation of $166,988, $114,995 and $101,454, respectively.

Cash used in investing activities decreased $412,483 to $86,457 for the three months ended March 31, 2008 compared with $498,940 for the same period in 2007. The decrease in investing activities was the result of a $214,411 decrease in capitalized development costs, and a $198,113 decrease in additional consideration for CareKeeper in 2007.

Cash used in financing activities decreased $1,301,384 to $5,829 for the three months ended March 31, 2008 compared to $1,295,555 for the three months ended March 31, 2007. We sold $1,300,000 of preferred stock during the first quarter in 2007 compared with zero sales for the same period in 2008.

We entered into an agreement with SIBL to sell up to 1,425,000 shares of $2.00 Series D Convertible Preferred Stock that can be used to meet working capital needs. As of March 31, 2008, there were 587,500 shares of Series D Convertible Preferred Stock available for sale. During April 2008, we completed the sale of this preferred stock and received $1,175,000 in net proceeds. These funds were used to meet working capital needs. As of April 25, 2008, we do not have additional availability for funding under the Series D Convertible Preferred Stock Agreement.

We also have a $5,000,000 convertible debenture agreement with SIBL that can be drawn on for working capital or acquisitions.

We believe that the funds available from the debenture agreement will be sufficient to fund our working capital requirements for the next twelve months; however, funding by SIBL under this facility is subject to a number of conditions and there can be no assurance that we will be able to meet these conditions. If SIBL does not make funds available to us, we will require additional external funding. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will not be able to operate our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On September 13, 2007, Briggs Medical Service Company, a Delaware corporation ("Briggs Medical"), served us with a summons and complaint filed in the United States District Court for the Middle District of Florida, Tampa Division. The amended complaint alleges that we (a) infringed various copyrighted medical forms which Briggs Medical alleges that it owns, (b) breached a 2003 Co-Development Agreement and associated "Statement of Work" between Briggs Corporation, an Iowa corporation, and Healthcare Quality Solutions, Inc. and (c) tortiously interfered with actual and prospective business relations between Briggs Medical and thousands of Briggs Medical's clients by inducing them to use other medical forms which Briggs Medical allege infringe its alleged copyrights. Briggs Medical seeks the following relief in the amended complaint: (a) judicial findings of infringement, breach and tortious interference, (b) an award of an indeterminate amount of lost profits and other special, consequential and punitive damages, together with prejudgment interest, attorneys fees and costs and (c) an injunction prohibiting the defendant and others acting in concert with the defendant from infringing Briggs Medical's alleged copyrights.  On November 7, 2007, we moved to dismiss the breach of contract claim for failure to state a claim upon which relief can be granted.  In response, Briggs amended their complaint. We have responded and, at this time, the case is scheduled for trial.

There are currently no other material legal proceedings involving our company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description	Method of Filing
31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer	Filed herewith
32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 15, 2008

HEALTH SYSTEMS SOLUTIONS, INC.

By:	/s/ Stan Vashovsky
Stan Vashovsky, Chairman and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on May 15, 2008.

SIGNATURE	TITLE
/s/ Stan Vashovsky	Principal Executive Officer and Director
Stan Vashovsky

s/ Michael G. Levine	Principal Financial Officer
Michael G. Levine