Form 10-Q
period 2008-06-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2008-08-13
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24681

HEALTH SYSTEMS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-0513245 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☒   No    ☐

As of August 11, 2008, the issuer had 7,408,846 shares of common stock outstanding.

HEALTH SYSTEMS SOLUTIONS, INC.

FORM 10-Q

INDEX

i

PART I

ITEM 1. FINANCIAL STATEMENTS

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Unaudited)

ASSETS

	June 30, 2008	December 31, 2007
Current assets:
Cash	$459,483	$1,218,620
Restricted cash	325,211	-
Accounts receivable, net of allowance for doubtful accounts of $136,610 and $234,801, respectively	2,361,787	898,928
Prepaids and other current assets	194,491	138,890
Total current assets	3,340,972	2,256,438
Property and equipment, net of accumulated depreciation and amortization of $745,805 and $635,459, respectively	409,580	442,879
Security deposits and other assets	96,278	96,278
Deferred financing cost, net of accumulated amortization of $65,922 and $28,332, respectively	236,015	273,604
Total assets	$4,082,845	$3,069,199

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Current portion of capital lease obligation	$24,906	$23,932
Accounts payable	521,028	639,881
Accrued expenses	1,263,401	1,404,310
Deferred revenue	2,145,337	962,788
Client deposits	86,142	96,350
Note payable - bank	229,000	229,000
Total current liabilities	4,269,814	3,356,261
Capital lease obligation, net of current portion	27,948	40,705
Total liabilities	4,297,762	3,396,966
Stockholders’ deficiency:
Preferred Stock - 15,000,000 shares authorized;
Series C Convertible - 4,625,000 shares issued and outstanding	9,250,000	9,250,000
Series D Convertible - 1,425,000 and 837,500 shares issued and outstanding, respectively	2,850,000	1,675,000
Common Stock $.001 par value - 150,000,000 shares authorized; 7,408,846 and 7,365,361 issued and outstanding, respectively	7,409	7,365
Additional paid-in capital	14,754,939	14,431,040
Accumulated deficit	(27,077,265)	(25,691,172)
Total stockholders' deficiency	(214,917)	(327,767)
Total liabilities and stockholders' deficiency	$4,082,845	$3,069,199

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net Sales	$3,544,212	$1,415,018	$6,495,078	$3,001,124
Cost of Sales	1,794,565	1,152,624	3,768,860	2,356,937
Gross profit	1,749,647	262,394	2,726,218	644,187

Operating Expenses
Selling and marketing	398,796	543,885	730,397	1,069,246
Research and development	323,323	368,455	607,567	748,164
General and administrative	1,328,566	538,048	2,548,578	977,637
Depreciation and amortization	58,121	40,701	115,313	77,054
Impairment of development costs	25,500	-	65,475	-
Interest	22,101	8,121	44,980	34,007
Total operating expenses	2,156,407	1,499,210	4,112,310	2,906,108
Net loss	(406,760)	(1,236,816)	(1,386,092)	(2,261,922)

Deemed preferred stock dividend	-	20,955	-	198,892

Net loss applicable to common shareholders	$(406,760)	$(1,257,771)	$(1,386,092)	$(2,460,813)

Basic and diluted net loss per share	$(0.05)	$(0.19)	$(0.19)	$(0.38)

Basic and diluted weighted average shares outstanding	7,405,501	6,581,621	7,385,431	6,394,882

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
	Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:

Net loss	$(1,386,092)	$(2,261,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	245,669	18,898
Depreciation and amortization of property and equipment	115,315	77,054
Amortization of software development costs	-	902,623
Amortization of financing fees	37,590	-
Loss on disposal of assets	2,095	2,158
Impairment of software development	65,475	-
Changes in operating assets and liabilities:
Accounts receivable	(1,364,667)	146,728
Allowance for doubtful accounts	(98,192)	(144,282)
Royalties and referral fees receivable	-	6,900
Prepaid expenses and other current assets	(55,600)	(49,416)
Security deposits	-	(1,617)
Accounts payable	(118,853)	29,403
Accrued expenses	(62,637)	(2,212)
Deferred revenue	1,182,548	(74,256)
Reserve for customer refunds	-	(80,604)
Customer deposits	(10,207)	12,741
Net cash used in operating activities	(1,447,556)	(1,417,803)

Cash flow from investing activities:
Increase in restricted cash	(325,211)	-
Earn out payment related to purchase of CareKeeper Software	-	(77,207)
Purchase of property and equipment	(84,111)	(91,811)
Increase in software development costs	(65,475)	(419,672)
Net cash used in investing activities	(474,797)	(588,690)

Cash flow from financing activities:
Repayment of capital lease obligation	(11,784)	(10,912)
Proceeds from the issuance of Common Stock	-	675
Proceeds from the issuance of Preferred Stock	1,175,000	1,500,000
Net cash provided by financing activities	1,163,216	1,489,763

Decrease in cash	(759,137)	(516,730)
Cash, beginning of period	1,218,620	558,764
Cash, end of period	$459,483	$42,034

Supplemental cash flow data:
Cash paid during the period for interest expense	$7,390	$34,007

Non cash financing and investing activities:
Issuance of commons stock to members of acquired company	$78,273	$25,381
Equipment acquired under capital lease	$-	$35,053
Increase in software development costs as a result of an accrued
earn out payment to sellers of an acquired company	$65,475	$77,207

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

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

2.            Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements which present the results of operations of Health Systems Solutions, Inc. and subsidiaries (“HSS” or the “Company”), for the three and six months ended June 30, 2008 and 2007 have been prepared using accounting principals generally accepted in the United States of America. All material intercompany transactions and accounts have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of the Company as of and for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 may not be indicative of the results to be expected for the fiscal year ending December 31, 2008.

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

Software development costs: We capitalize certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use SOP 98-1. Software development costs are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with developing or obtaining internal use software and consulting fees directly associated with the development of software. Capitalized personnel costs and consulting fees are limited to the time directly spent on such projects. Capitalized costs are ratably amortized using the straight-line method, over the estimated useful lives of the related applications of three years. We make on-going evaluations of the recoverability of our capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount that the unamortized software development costs exceed net realizable value. For software that is developed for sale, we follow Financial Accounting Standards Board (“FASB”) Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. All research and development costs are expensed until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.

Customer concentration: One of our customers accounted for approximately 61% of our revenues during the six months ended June 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,”which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. We believe that, for the foreseeable future, this statement will have no impact on our financial statements once adopted.

4.             Preferred Stock Purchase Agreement

We entered into a Preferred Stock Purchase Agreement dated as of October 31, 2005, with our principal shareholder, SIBL, to acquire 4,625,000 shares of our Series C Preferred Stock, together with five-year warrants to purchase 1,387,500 shares of our common stock at an exercise price of $0.002 per share. We agreed to issue to SIBL our Series C Convertible Preferred Stock at a price of $2.00 per share together with warrants to purchase 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Series C Preferred Stock is convertible into one-half share of common stock and is entitled to one-half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, before any distribution of assets shall be made to the holders of any common stock, an amount equal to the stated value per preferred share. As of October 29, 2007, SIBL had purchased all of the securities issuable under this agreement.

On August 17, 2007, we entered into a Preferred Stock Purchase Agreement with SIBL whereby SIBL agreed to acquire 1,425,000 shares of our Series D Preferred Stock, together with five-year warrants to purchase 427,500 shares of our common stock at an exercise price of $0.001 per share. Each share of Series D Preferred Stock is initially convertible into one-half share of our common stock. SIBL agreed to pay $2.00 per share of preferred stock acquired, and the warrants were issued for no additional consideration. The proceeds from the sale of the Series D Preferred Stock pursuant to this agreement are to be used for working capital, subject to SIBL’s approval of each funding in its sole discretion; provided, however, that SIBL will not have discretion to reject our requests for sales of up to an aggregate of 250,000 shares of preferred stock provided we are in compliance with the agreement. In 2007, we sold 837,500 shares of Series D Preferred Stock to SIBL and received proceeds of $1,675,000. During the quarter ended June 30, 2008, we sold 587,500 shares of Series D Preferred Stock to SIBL, representing the balance of the securities issuable under the related Preferred Stock Purchase Agreement, and received proceeds of $1,175,000.

5.             Convertible Debenture

On August 17, 2007, we entered into a Convertible Debenture Purchase Agreement with SIBL, whereby SIBL agreed to acquire up to $5,000,000 of our convertible debentures. The debentures will be purchased incrementally at such time as requests are made by us and subject to various conditions. The proceeds from the sale of the debenture(s) are to be used for working capital and/or acquisitions, in any case subject to the approval of SIBL. Each debenture that will be issued will be due four years from the date of issuance and will be convertible at any time at the option of SIBL into shares of Series D Preferred Stock, in the aggregate 2,500,000 shares, subject to adjustments. In consideration for entering into this agreement and making these funds available upon request, SIBL received five-year warrants to purchase 1,250,000 shares of our common stock at an exercise price of $1.00 per share. The value of these warrants, $301,936, is recorded as a financing fee and is being amortized over four years. As of June 30, 2008, we have not sold any debentures to SIBL in connection with this agreement.

6.             Equity Transactions

The selling shareholders of CareKeeper Software, Inc. are entitled to receive shares of common stock in 2007, 2008 and 2009, subject to the satisfaction of certain conditions. The number of shares is determined by operating revenues generated by CareKeeper during each of the fiscal years. During 2007 and 2008, we issued 50,704 and 43,485 shares, respectively to the selling stockholders of Carekeeper Software, Inc. with an aggregate value of $103,705.

7.             Stock Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS No. 123-R, “Share-Based Payment” (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. We adopted the modified prospective transition method provided under SFAS 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in 2007 includes (1) amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”); and (2) amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123R and FASB Statement No. 148, “Accounting for Stock-Based Compensation”.

We reserved 3,210,000 shares of common stock under the amended 2003 Management and Director Equity Incentive and Compensation Plan (“Plan”). Shares may be awarded from the Plan in the form of options or restricted stock. As of June 30, 2008, there were 3,020,812 options to purchase common stock and 120,000 shares of unvested restricted common stock outstanding. Since the plan’s inception, 1,250 options to purchase shares of common stock have been exercised and issued. As of June 30, 2008, 67,938 shares are available for additional grants.

We estimate the fair value of the options by using the Black-Scholes pricing model and using the following variables: exercise price, expiration date, share price on the date of grant, volatility, cancelation rate and risk-free interest rate on the date of grant share. The following assumptions were used for grants during the six months ended June 30, 2008 and 2007:

	2008	2007
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.4%	5.0%
Cancelation rate	11.0%	0.0%
Expected volatility	163.7%	161.9%

We recorded $134,227 and $245,669 of stock-based compensation expense relative to stock options and restricted shares for the three and six months ended June 30, 2008, in accordance with SFAS 123R. As of June 30, 2008, the total future option expense not yet recognized in the consolidated statement of operations is $2,152,105. A summary of stock option activity for the six months ended June 30, 2008 is presented as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2007	2,771,842	$1.06
Granted	377,500	2.48
Exercised	--	--
Forfeited	(128,530)	1.40
Balance at June 30, 2008	3,020,812	$1.23
Options exercisable at June 30, 2008	80,219	$2.26

The weighted average fair value of options issued during the six months ended June 30, 2008, using the Black Scholes calculation was $2.48 per share.

The following table summarizes information about employee stock options outstanding at June 30, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price

$2.00	28,750	1.02 years	$2.00	28,250	$2.00
3.50	37,500	1.84 years	3.50	28,125	3.50
3.90	5,750	1.86 years	3.90	4,313	3.90
0.33	20,937	2.75 years	0.33	15,594	0.33
1.01	7,875	2.87 years	1.01	3,938	1.01
1.00	2,542,500	9.18 years	1.00	-	1.00
2.55	340,000	9.62 years	2.55	-	2.55
1.85	37,500	9.94 years	1.85	-	1.85
	3,020,812		$1.20	80,219	$2.26

8.             Segment Information

In accordance with the provisions of SFAS No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s net income. For the six months ended June 30, 2008, we had three reportable segments, Technology Solutions, Software and Consulting. Prior to October 1, 2007, our only reportable segment was Software.

For the three and six months ended June 30, 2008 and 2007, the results of operations for the reportable segments are follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
Software	$1,224,788	$1,415,018	$2,407,262	$3,001,124
Technology solutions	2,283,745	-	3,967,477	-
Consulting	35,679	-	120,338	-
Total revenue	3,544,212	1,415,018	6,495,076	3,001,124
Operating Expenses
Labor
Software	1,341,963	1,434,205	2,810,824	2,928,153
Technology solutions	1,333,311	-	2,733,392	-
Consulting	146,529	-	288,569	-
Non-Labor
Software	829,987	1,217,629	1,502,120	2,334,893
Technology solutions	290,266	-	533,744	-
Consulting	8,916	-	12,520	-
Total operating expenses	3,950,972	2,651,834	7,881,169	5,263,046
Net Income (loss)
Software	(947,162)	(1,236,816)	(1,905,682)	(2,261,922)
Technology solutions	660,168	-	700,341	-
Consulting	(119,766)	-	(180,751)	-
Net loss	$(406,760)	$(1,236,816)	$(1,386,092)	$(2,261,922)

9.              Subsequent Events

Effective August 1, 2008, Briggs Medical and HSS entered into a settlement agreement which is subject to court approval. We reserved $180,000 during the second quarter of 2008 for legal settlement costs related to the Briggs Medical case.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis includes statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below and in the documents filed by us with the U.S. Securities and Exchange Commission ("SEC"), specifically the most recent reports on Forms 10-K, 10-KSB, 10-Q, 10-QSB and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a technology and services company dedicated to bringing innovation to the health care industry. Our objective is to leverage our understanding of current and next-generation technologies to offer value-added products and services which will generate improved clinical, operational and financial outcomes for our clients. Our portfolio of products and services extends across many segments of health care including home health care, medical staffing, acute and post-acute facilities and telehealth/telemedicine. Our business is grouped into three segments: technology solutions, software and consulting.

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

Our Software segment develops, markets, sells and supports proprietary products to health care companies and has a strong presence in the home health care market. These products are designed to assist health care organizations, home health care agencies and other related companies to manage and compete more effectively in the Medicare, Medicaid, private pay and managed care environments. We also provide medical staffing companies with software solutions that track candidate recruiting, scheduling and back office management. We offer several comprehensive proprietary software solutions including:

•
HSS Advantage - A transactional fee-based software solution that allows clients to process patients’ clinical assessments in an electronic format, audit for errors and transmit submissions for reimbursement.

•	HSS Analyzer - Utilizes a client’s existing data to provide management reporting and analytics for revenue optimization and enables the client to increase business efficiencies.

•
VividNet™ and Vivid Care™ - Software for the private duty and medical staffing markets that offers scheduling, billing/accounts receivable, and workflow/human resources management. (VividNet™ is web-based and Vivid Care™ is server-based).

•	VividCall™ - An integrated telephony solution used for site visit verification and broadcast messaging.

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

Recent Developments

Effective April 30, 2008, the following directors resigned as members of our Board of Directors: Randall Frapart, Wayne LeRoux and Batsheva Schreiber. Effective May 1, 2008 the following directors were elected to our Board of Directors: Jack Price (former President of Phillips Medical Systems North America), Kathryn Bowles (Associate Professor and Director of the Health Informatics Minor at the University of Pennsylvania School of Nursing and the NewCourtland Center for Transitions and Health) and Dr. Michael Breiner (board-certified plastic surgeon who founded the Southwest Virginia Center for Cosmetic, Plastic and Reconstructive Surgery).

Effective May 1, 2008, we signed a ten year lease agreement for approximately 10,000 square feet of office space in New York City to occupy the entire 6th Floor of 42 West 39th Street, located between Fifth Avenue and Avenue of the Americas in Midtown Manhattan.

On June 16, 2008, we hired Robert S. Herbst to serve as our General Counsel and Corporate Secretary.

On July 31, 2008, our lease for office space located in Dunwoody, Georgia expired and was not renewed.

Effective August 1, 2008, Briggs Medical and HSS entered into a settlement agreement which is subject to court approval. We reserved $180,000 during the second quarter of 2008 for legal settlement costs related to the Briggs Medical case.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100%	100%	100%	100%
Cost of sales	51%	81%	58%	80%
Gross profit	49%	19%	42%	20%
Operating expenses:
Selling and marketing	11%	38%	11%	36%
Research and development	9%	26%	9%	24%
General and administration	37%	38/ %	39%	33%
Depreciation and amortization	2%	3%	2%	3%
Impairment	1%	--	1%	--
Interest	1%	1%	1%	1%
Total operating expenses	61%	106%	63%	96%
Deemed preferred stock dividend	--	1%	--	6%
Net loss	(11)%	(89)%	(21)%	(81)%

The following table reflects revenues for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

	Three Months Ended June 30,					Six Months Ended June 30,
	2008	2007	Change	Change %	2008	2007	Change	Change %
Recurring revenue
Clinical assessment revenue	$498,312	$833,816	$(335,504)	(40)%	$1,011,627	$1,787,283	$(775,656)	(43)%
Technology solutions	2,283,745	-	2,283,745	-	3,967,477	-	3,967,477	-
Hosting revenue	34,048	36,985	(2,936)	(8)%	69,140	77,523	(8,383)	(11)%
IVR	121,350	118,123	3,227	3%	231,584	222,469	9,115	4%
Software maintenance revenue	332,742	265,068	67,674	26%	629,368	528,953	100,416	19%
Performance Advisors	35,679	-	35,679	100%	120,338	-	120,338	100%
Other	4,393	9,091	(4,698)	(52)%	13,070	13,943	(872)	(6)%
Total recurring revenue	$3,310,270	$1,263,082	2,047,188	162%	$6,042,605	$2,630,170	3,412,435	130%
Non recurring revenue
Licensed software sales	$131,944	$45,167	$86,777	192%	$262,748	$132,445	$130,302	98%
Training and Implementation	100,176	103,856	(3,680)	(4)%	187,901	228,907	(41,006)	(18)%
Other	1,823	2,914	(1,091)	(37)%	1,824	9,602	(7,778)	(81)%
Total non recurring revenue	$233,942	$151,936	$82,006	54%	$452,473	$370,954	$81,518	22%
Total revenue	$3,544,212	$1,415,018	$2,129,194	150%	$6,495,078	$3,001,124	$3,493,953	116%

We classify revenues as recurring and non-recurring. Recurring revenues include maintenance fees, ongoing consulting and advisory services, and a variety of hosting services that we are contracted to provide to our clients on an ongoing basis. Our contracts have initial terms within a range of one to four years with provisions for renewal. Most recurring revenues are somewhat variable as they are dependent on the volume of transactions or amount of services we provide.

Nonrecurring revenues include product sales (software and related modules), implementation services and training fees. These revenues do not have a correlation to past revenues and as a result are less predictive of future revenues.

Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007

For the three months ended June 30, 2008, revenue increased $2,129,194 or 150% to $3,544,212 from $1,415,018. The increase was attributable to revenues earned in our technology solutions segment, $2,283,745 compared with zero revenues during the same period in 2007 as we initiated technology solutions services on October 1, 2007. Our software sales and maintenance revenue contributed $86,777 and $67,674 in revenue, respectively, a 50% increase from the same period in 2007. The increase was somewhat offset by a decline in clinical assessment revenue of $335,504 or 40%. This decline in revenue is attributable to a 61% decrease in the number of assessments we processed for our clients during the quarter in 2008. One customer accounted for 95% of this decline. We are working to replace these lost revenues by collaborating with several of our larger clients to offer enhanced services and solutions that meet their business needs.

Cost of sales increased by 56% or $641,940 to $1,794,565 for the three months ended June 30, 2008 compared with $1,152,624 for same period in 2007. Labor and consulting costs increased $682,455 and $373,718, respectively, as a result of our technology solutions segment. There was no similar cost of sales for the same period in 2007 as we initiated technology solutions services on October 1, 2007. The increase in cost of sales was partially offset by a reduction in amortization of development costs of $463,567. As a percentage of revenue, cost of sales represented 51% in 2008 compared with 79% in 2007.

Selling and marketing expenses decreased $145,089 or 27% to $398,796 for the three months ended June 30, 2008 compared with $543,885 for same period in 2007. Costs for labor and consulting accounted for $105,049 or 72% of the decrease as a result of staffing reductions. Marketing and communication expenses decreased $17,964 in 2008 compared with 2007.

Research and development costs decreased $45,132 or 12% to $323,323 in 2008 from $368,455 in 2007. Labor and consulting increased $26,443 and was offset by decreases in travel, recruiting and other overhead costs $17,400, $12,800 and $41,375, respectively.

General and administrative expenses increased $790,518 or 147% to $1,328,566 for the three months ended June 30, 2008 from $538,048 for the three months ended June 30, 2007. Labor, travel and stock based compensation increased $248,193, $62,358 and $51,459, respectively, in 2008 compared with the same period in 2007. Legal costs increased $67,816 principally as a result of that litigation that we settled in August 2008.. During the second quarter, we took possession of 10,000 square feet of office space in Manhattan that increased our occupancy costs by $57,551. In addition, we expensed $180,000 as a reserve for certain litigation that we anticipated settling.

Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

For the six months ended June 30, 2008, revenue increased $3,493,954 or 116% to $6,495,078 from $3,001,124. The increase was attributable to revenues earned by HSS Consultancy in our technology solutions segment, $3,967,477 compared with zero revenues during the same period in 2007 as it did not begin operating until October 1, 2007. Our software sales, performance advisors, and maintenance revenue contributed $130,302, $120,338, and $100,416 to the increase in revenue, respectively. The increase was offset by a decline in clinical assessment revenue of $775,656 or 43% compared to the same period in the previous year. This decline in revenue is attributable to a 57% decrease in the number of assessments we processed for our clients for the six month period in 2008, as compared to the same period in 2007. One customer accounted for 96% of this decline. We are working to recover these lost revenues by collaborating with our clients to offer services and solutions that meet their business needs.

Cost of sales increased by 60% or $1,411,923 to $3,768,860 for the six months ended June 30, 2008 compared with $2,356,937 for same period in 2007. There was an increase of $1,336,531 in labor and $853,665 in consulting, as a result of additional revenue in our technology solutions segment. There was no similar cost of sales for the same period in 2007 as we initiated technology solutions services on October 1, 2007. The increase in cost of sales was partially offset by a reduction in amortization of development costs of $902,623. As a percentage of revenue, cost of sales represented 58% in 2008 compared with 79% in 2007.

Selling and marketing expenses decreased $338,849 or 32% to $730,937 for the six months ended June 30, 2008 compared with $1,069,246 for same period in 2007. Labor and consulting accounted for $254,512 or 75% of the decrease. Marketing expenses including advertising and trade shows decreased $45,470 in 2008 compared with 2007.

Research and development costs decreased $140,597 or 19% to $607,567 in 2008 from $748,164 in 2007. The decrease was the result of lower applied overhead for occupancy, supplies and sundry expenses. The decrease was slightly offset by an increase in labor and consulting of $5,455.

General and administrative expenses increased $1,570,941 or 161% to $2,548,579 for the six months ended June 30, 2008 from $977,637 for the six months ended June 30, 2007. Labor and consulting increased $971,416 in 2008 compared with the same period in 2007 as positions were added to support the growth of our operations. The other significant components of the increase were legal, travel, and communications costs of $138,711, $127,277 and $57,687, respectively. In addition, we expensed $180,000 as a reserve for certain litigation that we anticipated settling.

Liquidity and Capital Resources

Since November 2005, we have funded operations primarily through the issuance of convertible preferred stock that has provided us with aggregate net proceeds of $12,100,000.

Cash used in operations increased $29,752 for the six months ended June 30, 2008 to $1,447,555 compared with $1,417,803 used during the same period in 2007. This was primarily attributable to an increase in accounts receivable and a decrease in deferred revenue of $1,511,395 and $1,256,804, respectively. The increase in accounts receivable is primarily the result of a single invoice to our largest customer that was issued at the end of the period.

Cash used in investing activities decreased $113,893 to $474,797 for the six months ended June 30, 2008 compared with $588,690 for the same period in 2007. The decrease in investing activities was the result of a $354,197 decrease in capitalized development costs, a $7,700 decrease in the purchase of equipment, and a $77,207 decrease in additional consideration for CareKeeper in 2007. These were offset by the purchase of a $325,211 certificate of deposit to collateralize a letter of credit for our New York office space.

Cash used in financing activities decreased $326,547 to $1,163,216 for the six months ended June 30, 2008 compared to $1,489,763 of cash provided by financing activities for the six months ended June 30, 2007. We sold $1,500,000 of preferred stock during the first six months in 2007 compared with $1,175,000 for the same period in 2008. We entered into an agreement with SIBL to sell up to 1,425,000 shares of $2.00 Series D Convertible Preferred Stock that can be used to meet working capital needs. During April 2008, we completed the sale of this preferred stock by selling 587,500 shares and received $1,175,000 in net proceeds. These funds were used to meet working capital needs. As of June 30, 2008, we do not have additional availability with SIBL for funding under the Convertible Preferred Stock Agreement.

We have a $5,000,000 convertible debenture agreement with SIBL that can be drawn on for working capital or acquisitions, subject to various conditions.

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

Change in Internal Control over Financial Reporting

During the quarter, we transitioned our treasury to an institution that provided better management tools than our legacy institution. The change enables us to have more seamless visibility into our daily banking activity and as a result improves our internal control over cash management.

There were no other changes in our internal control over financial reporting during our Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On September 13, 2007, Briggs Medical Service Company, a Delaware corporation ("Briggs Medical"), served us with a summons and complaint filed in the United States District Court for the Middle District of Florida, Tampa Division, seeking damages and injunctive relief. On November 7, 2007, we made a motion to dismiss, and in response, Briggs amended their complaint. As amended, the complaint alleges that we (a) infringed various copyrighted medical forms which Briggs Medical alleges that it owns, (b) breached a 2003 Co-Development Agreement and associated "Statement of Work" between Briggs Corporation, an Iowa corporation, and Healthcare Quality Solutions, Inc. and (c) tortiously interfered with actual and prospective business relations between Briggs Medical and thousands of Briggs Medical's clients by inducing them to use other medical forms which Briggs Medical allege infringe its alleged copyrights. Effective August 1, 2008, Briggs Medical and HSS entered into a settlement agreement which is subject to court approval. We reserved $180,000 during the second quarter of 2008 for legal settlement costs.

There are currently no other material legal proceedings involving our company.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description	Method of Filing
31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 11, 2008

HEALTH SYSTEMS SOLUTIONS, INC.

By:	/s/ Stan Vashovsky
Stan Vashovsky, Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael G. Levine
Michael G. Levine, Chief Financial Officer Executive Vice President (Principal Financial Officer)