Form 10-Q
period 2008-09-30
HEALTH SYSTEMS SOLUTIONS INC
filed 2008-11-13
CIK 1093913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
__________________
                             (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24681

HEALTH SYSTEMS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-0513245
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

42 W. 39th Street, 6th Floor, New York, NY 10018

(Address of principal executive offices, including zip code)

(212) 798-9400

(Registrant’s telephone number, including area code)

489 N. Reo Street, Suite 300, Tampa Florida 33609

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

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

As of November 11, 2008, the issuer had 7,991,490 shares of common stock outstanding.

HEALTH SYSTEMS SOLUTIONS, INC.

FORM 10-Q

INDEX

i

PART I

ITEM 1.   FINANCIAL STATEMENTS

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

ASSETS

	(Unaudited) September 30, 2008	(Audited) December 31, 2007
Current assets:
Cash	$150,772	$1,218,620
Restricted cash	327,523	-
Accounts receivable, net of allowance for doubtful accounts of $127,914 and $234,801, respectively	2,519,918	898,928
Prepaid and other current assets	173,041	138,890
Total current assets	3,171,254	2,256,438
Property and equipment, net of accumulated depreciation and amortization of $803,340 and $635,459, respectively	437,437	442,879
Security deposits and other assets	94,161	96,278
Deferred financing cost, net of accumulated amortization of $301,936 and $28,332, respectively	-	273,604
Total assets	$3,702,852	$3,069,199

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Current portion of capital lease obligation	$25,407	$23,932
Accounts payable	329,582	639,881
Accrued expenses	1,637,931	1,404,310
Deferred revenue	2,261,519	962,788
Client deposits	88,243	96,350
Note payable - bank	229,000	229,000
Total current liabilities	4,571,682	3,356,261
Capital lease obligation, net of current portion	20,490	40,705
Total liabilities	4,592,172	3,396,966
Stockholders’ deficiency:
Preferred Stock - 15,000,000 shares authorized;
Series C Convertible - 4,625,000 shares issued and outstanding	9,250,000	9,250,000
Series D Convertible - 1,425,000 and 837,500 shares issued and outstanding, respectively	2,850,000	1,675,000
Common Stock $.001 par value - 150,000,000 shares authorized; 7,570,304 and 7,365,361 issued and outstanding, respectively	7,570	7,365
Additional paid-in capital	17,186,553	14,431,040
Accumulated deficit	(30,183,443)	(25,691,172)
Total stockholders' deficiency	(889,320)	(327,767)
Total liabilities and stockholders' deficiency	$3,702,852	$3,069,199

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$3,022,584	$1,463,902	$9,517,662	$4,465,026
Cost of sales	1,692,334	1,159,298	5,461,193	3,516,235
Gross profit	1,330,250	304,604	4,056,469	948,791

Operating expenses
Selling and marketing	372,403	512,432	1,123,241	1,581,678
Research and development	114,537	425,301	701,663	1,173,465
General and administrative	1,390,324	659,100	3,938,903	1,636,737
Depreciation and amortization	57,434	39,832	172,747	116,886
Impairment of development costs	6,000	-	71,475	-
Interest	239,771	5,122	284,751	39,129
Total operating expenses	2,180,469	1,641,787	6,292,780	4,547,895
Net loss	(850,219)	(1,337,183)	(2,236,311)	(3,599,104)

Deemed preferred stock dividend	2,255,960	1,432,801	2,255,960	1,631,694

Net loss applicable to common shareholders	$(3,106,179)	$(2,769,984)	$(4,492,271)	$(5,230,798)

Basic and diluted net loss per share	$(0.42)	$(0.40)	$(0.61)	$(0.79)

Basic and diluted weighted average shares outstanding	7,412,938	6,953,010	7,394,759	6,645,215

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(2,236,311)	$(3,599,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	421,340	49,311
Depreciation and amortization of property and equipment	172,747	116,886
Amortization of software development costs	-	1,392,452
Amortization of financing fees	273,604	-
Loss on disposal of assets	2,095	16,047
Impairment of software development	71,475	-
Changes in operating assets and liabilities:
Accounts receivable	(1,514,104)	122,417
Allowance for doubtful accounts	(106,887)	(20,742)
Royalties and referral fees receivable	-	13,300
Prepaid expenses and other current assets	(33,163)	(96,314)
Security deposits	2,117	(1,617)
Accounts payable	(310,299)	145,914
Accrued expenses	311,894	47,550
Deferred revenue	1,298,731	(156,822)
Customer deposits	(8,106)	10,870
Net cash used in operating activities	(1,654,867)	(1,959,852)

Cash flow from investing activities:
Increase in restricted cash	(327,523)	-
Earn out payment related to purchase of CareKeeper Software, Inc.	-	(77,207)
Adjustment to the purchase price of CareKeeper Software, Inc.		(120,906)
Purchase of property and equipment	(170,388)	(125,077)
Increase in software development costs	(71,475)	(742,762)
Net cash used in investing activities	(569,386)	(1,065,952)

Cash flow from financing activities:
Repayment of capital lease obligation	(18,740)	(11,142)
Proceeds from the exercise of warrants	145	-
Proceeds from the issuance of Common Stock	-	27,518
Proceeds from the issuance of Preferred Stock	1,175,000	2,500,000
Net cash provided by financing activities	1,156,405	2,516,376

Decrease in cash	(1,067,848)	(509,428)
Cash, beginning of period	1,218,620	558,764
Cash, end of period	$150,772	$49,336

Supplemental cash flow data:
Cash paid during the period for interest expense	$11,147	$39,128

Non cash financing and investing activities:
Issuance of common stock to members of acquired company	$78,273	$-
Equipment acquired under capital lease	$-	$86,408
Increase in software development costs as a result of an accrued
earn out payment to sellers of an acquired company	$71,475	$-
Deemed dividend on issuance of preferred stock	$2,255,960	$1,631,694

See accompanying notes to the consolidated financial statements.

HEALTH SYSTEMS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

1 .             Nature of the Business

We are a technology and services company dedicated to bringing innovation to the healthcare industry. Our objective is to leverage our understanding of current and next-generation technologies to offer value-added products and services which will generate improved clinical, operational, and financial outcomes for our clients. Our portfolio of products and services extends across many segments of healthcare including acute and post-acute facilities, telehealth/telemedicine, and home healthcare.

2.             Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements which present the financial position and results of operations of Health Systems Solutions, Inc. and subsidiaries (“HSS” or the “Company”), as of and for the three and nine months ended September 30, 2008 and 2007, have been prepared using accounting principals generally accepted in the United States of America. All material intercompany transactions and accounts have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of the Company as of and for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 may not be indicative of the results to be expected for the fiscal year ending December 31, 2008.

3 .             Summary of Significant Accounting Policies

Use of estimates : The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.

Allowance for doubtful accounts : The allowance for doubtful accounts is based on assessments of the collectability of client accounts and the aging of the accounts receivable. If there is a deterioration of a major client’s credit worthiness or actual defaults are higher than the historical experience, our estimates of the recoverability of amounts due could be adversely affected. We regularly review the adequacy of the allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. We maintain an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, we review past due receivables and give consideration to prior collection history and changes in the client’s overall business condition. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may require us to reassess the collectability of amounts due and to provide additional allowances in excess of that currently provided.

Software development costs : We capitalize certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use SOP 98-1. Software development costs are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with developing or obtaining internal use software and consulting fees directly associated with the development of software. Capitalized personnel costs and consulting fees are limited to the time directly spent on such projects. Capitalized costs are ratably amortized using the straight-line method over the estimated useful lives of the related applications of three years. We make on-going evaluations of the recoverability of our capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount that the unamortized software development costs exceed net realizable value. For software that is developed for sale, we follow Financial Accounting Standards Board (“FASB”) Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. All research and development costs are expensed until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.

Customer concentration : One of our customers accounted for approximately 60% of our revenues during the nine months ended September 30, 2008.

Revenue recognition : We follow the provisions of the SEC Staff Accounting Bulletin No. 104. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured, and all other significant obligations have been fulfilled. The corporate strategy is to provide services on a recurring transaction pricing basis. We believe this is a value-based model that more directly relates to our clients’ recognition of revenue. The transaction pricing model differs from the typical licensed software model in that the implementation of transaction-priced services does not result in large up front software license fee revenues, but results in a gradual recognition of revenue earned on a transaction by transaction basis over time. This is a similar model to that used by the mobile phone industry. The benefit occurs in the future years where leverage is obtained as a client grows and continues to pay transaction fees year over year, whereas under the licensed sale model, the only revenue realized in the future years are support and maintenance fees.

Within the consulting group, we recognize revenue using the percentage of completion following Accounting Research Bulletin (“ARB”) 45 and SOP 81-1. Management believes that its estimates of costs to complete and the extent of progress toward completion of a project are reasonably dependable. We prepare a budget for each project that estimates total labor hours for programming, quality assurance, testing, implementation, training and service to complete all the obligations to deliver a project. We recognize the product revenue as the labor hours expended over the total labor hours budgeted multiplied by the total fixed fee.

Our revenue is classified into two categories: recurring and non-recurring. We generate recurring revenue from several sources, including the processing of clinical assessments which, as mandated by Medicare, require home healthcare agencies to collect assessment data on all patients requiring home healthcare at the start-of-care and at discharge, the processing of data related to Medicare clinical episodes completed during care delivery, the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. Recurring services revenue is typically billed and recognized monthly over the contract term, typically two to three years. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. We record cash payments received in advance or at the beginning of a contract as deferred revenue. We generate non-recurring revenue from the licensing of our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectability is probable and when all other significant obligations have been fulfilled. For software license agreements in which client acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For multiple element arrangements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2. Also, the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price. We also generate non-recurring revenue from implementation fees and training. This non-recurring revenue is charged to clients on a fee basis usually based upon time spent.

We recognize software licensing fees and implementation fees in the month that the client goes live and we recognize training, consultation, advisory, and support revenue in the month that the service is performed. We currently recognize cancellations, allowances or discounts as they occur. This practice is based on factors that include, but are not limited to, historical cancellations and analysis of credit memo activities. Cancellations, allowances and discounts are not material.

Recent accounting pronouncements : In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement was effective as of the beginning of fiscal 2008.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of SFAS 157 did not have a material impact on our results of operations and financial positions.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. We believe that, for the foreseeable future, this statement will have no impact on our financial statements once adopted.

4.             Preferred Stock Purchase Agreements

We entered into a Preferred Stock Purchase Agreement dated as of October 31, 2005, with our principal shareholder, Stanford International Bank, Ltd. (“SIBL”), to acquire 4,625,000 shares of our Series C Preferred Stock, together with five-year warrants to purchase 1,387,500 shares of our common stock at an exercise price of $0.002 per share. We agreed to issue to SIBL our Series C Convertible Preferred Stock at a price of $2.00 per share, together with warrants to purchase 3/10 of a share of common stock for each share of Series C Preferred Stock purchased. Each share of Series C Preferred Stock is convertible into one-half share of common stock and is entitled to one-half vote per share. In the event of liquidation, holders of the Series C Preferred Stock shall be entitled to receive, before any distribution of assets shall be made to the holders of any common stock, an amount equal to the stated value per preferred share. SIBL has purchased all of the securities issuable under this agreement.

On August 17, 2007, we entered into a Preferred Stock Purchase Agreement with SIBL whereby SIBL agreed to acquire 1,425,000 shares of our Series D Preferred Stock, together with five-year warrants to purchase 427,500 shares of our common stock at an exercise price of $0.001 per share. Each share of Series D Preferred Stock is initially convertible into one-half share of our common stock. SIBL agreed to pay $2.00 per share of preferred stock acquired, and the warrants were issued for no additional consideration. The proceeds from the sale of the Series D Preferred Stock pursuant to this agreement were used for working capital, subject to SIBL’s approval of each funding in its sole discretion; provided, however, that SIBL did not have discretion to reject our requests for sales of up to an aggregate of 250,000 shares of preferred stock provided we were in compliance with the agreement. In 2007, we sold 837,500 shares of Series D Preferred Stock to SIBL and received proceeds of $1,675,000. During the quarter ended June 30, 2008, we sold 587,500 shares of Series D Preferred Stock to SIBL, representing the balance of the securities issuable under the related Preferred Stock Purchase Agreement, and received proceeds of $1,175,000.

On September 11, 2008, we entered into a Preferred Stock Purchase Agreement (the “Series E Agreement”) with SIBL whereby SIBL agreed to acquire up to 833,334 shares of our Series E Preferred Stock, together with five-year warrants to purchase 416,667 shares of our common stock at an exercise price of $0.001 per share and five-year warrants to purchase 416,667 shares of our common stock at an exercise price of $4.00 per share. Each share of Series E Preferred Stock is initially convertible into one share of our common stock. SIBL agreed to pay $6.00 per share of preferred stock acquired, and the warrants were issued for no additional consideration. The proceeds from the sale of the Series E Preferred Stock pursuant to this agreement are to be used for working capital, subject to SIBL’s approval of each funding in its sole discretion; provided, however, that SIBL will not have discretion to reject our requests for sales of up to an aggregate of 500,000 shares of preferred stock provided we are in compliance with the Series E Agreement in all material respects as of each relevant request date and closing date. Through November 11, 2008, we have sold 250,000 shares of Series E Preferred Stock to SIBL and received proceeds of $1,500,000.

5.             Convertible Debenture

On August 17, 2007, we entered into a Convertible Debenture Purchase Agreement with SIBL, whereby SIBL agreed to acquire up to $5,000,000 of our convertible debentures. In consideration for entering into this Agreement and making these funds available upon request, SIBL received five-year warrants to purchase 1,250,000 shares of our common stock at an exercise price of $1.00 per share. The value of these warrants, $301,936, was recorded as a deferred financing fee and was being amortized over four years. On September 11, 2008, this Agreement was cancelled in conjunction with the Series E Agreement, however, the warrants to purchase 1,250,000 shares of our common stock remain in effect. The unamortized convertible debenture purchase fee of $236,015 was fully expensed as interest upon cancellation.

6 .             Equity Transactions

The selling shareholders of CareKeeper Software, Inc. (“CareKeeper”) are entitled to receive shares of common stock in 2007, 2008 and 2009, based on operating revenues generated by CareKeeper during each of the fiscal years 2006, 2007, and 2008. During 2007 and 2008, we issued 50,704 and 43,485 shares respectively to the selling shareholders of CareKeeper with values of $25,432 and $78,273, respectively.

Also, during the quarter ended September 30, 2008, we issued 16,927 shares in a cashless exercise of 23,438 warrants granted with the convertible debenture on August 17, 2007. We also issued 144,531 shares in an exercise of warrants issued with the Series E Agreement with an exercise price of $144.53.

In connection with the Series E Preferred Stock, SIBL and its designees received warrants to purchase  416,667 shares of common stock at an exercise price of $0.001 per share and 416,667 shares of common stock at an exercise price of $4.00 per share. The warrants are immediately exercisable and were accounted for as a deemed dividend by increasing paid-in capital and increasing the accumulated deficit in stockholders’ deficiency.  We used the Black-Scholes pricing model with the following variables:

Term	Five years
Fair market value of shares	$2.80
Volatility	167.31%
Annual interest rate	4.20%

The deemed dividend for the grant of 416,667 warrants with an exercise price of $0.001 was $1,166,418.  The deemed dividend for the grant of 416,667 warrants with an exercise price of $4.00 was $1,089,483.

7 .             Stock Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS No. 123-R, “ Share-Based Payment” (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. We adopted the modified prospective transition method provided under SFAS 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in 2007 includes (1) amortization related to the remaining unvested portion of stock-based awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “ Accounting for Stock-Based Compensation” (“SFAS 123”); and (2) amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock-based awards using the “disclosure only” alternative described in SFAS 123R and FASB Statement No. 148, “Accounting for Stock-Based Compensation”.

On August17, 2007, by action of the majority shareholder, the 2003 Management and Director Equity Incentive and Compensation Plan (“Plan”) was amended to increase authorization from 500,000 shares to 3,210,000 shares of common stock to be granted for stock based compensation. Shares may be awarded from the Plan in the form of options or restricted stock. As of September 30, 2008, there were 3,015,875 options to purchase common stock and 120,000 shares of unvested restricted common stock outstanding. Since the Plan’s inception, 1,250 options to purchase shares of common stock have been exercised and issued. As of September 30, 2008, 72,875 shares are available for additional grants.

We estimate the fair value of the options by using the Black-Scholes pricing model and using the following variables: exercise price, expiration date, share price on the date of grant, volatility, cancellation rate and risk-free interest rate on the date of grant. The following assumptions were used for grants during the nine months ended September 30, 2008 and 2007:

	2008	2007
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.4%	4.8%
Cancellation rate	11.0%	0.0%
Expected volatility	163.7%	160.4%

We recorded $175,671 and $421,340 of stock-based compensation expense relative to stock options and restricted shares for the three and nine months ended September 30, 2008, respectively, in accordance with SFAS 123R. As of September 30, 2008, the total future option expense not yet recognized in the consolidated statement of operations is $1,698,431. A summary of stock option activity for the nine months ended September 30, 2008 is presented as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2007	2,771,842	$1.06
Granted	377,500	2.48
Exercised	--	--
Forfeited	(133,467)	1.39
Balance at September 30, 2008	3,015,875	$1.23
Options exercisable at September 30, 2008	713,371	$1.14

The weighted average fair value of options granted during the nine months ended September 30,  2008, using the Black-Scholes calculation, was $2.48 per share.

The following table summarizes information about employee stock options outstanding at September 30, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price

$2.00	28,750	.77 years	$2.00	28,750	$2.00
3.50	37,500	1.49 years	3.50	26,250	3.50
3.90	5,750	1.61 years	3.90	4,312	3.90
0.33	21,000	2.49 years	0.33	15,747	0.33
1.01	5,375	2.61 years	1.01	2,687	1.01
1.00	2,542,500	8.93 years	1.00	635,625	1.00
2.55	340,000	9.54 years	2.55	-	2.55
1.85	35,000	9.69 years	1.85	-	1.85
	3,015,875		$1.23	713,371	$1.14

8.             Segment Information

In accordance with the provisions of SFAS No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker (“CODM”) related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s CODM is a business segment’s net income. For the nine months ended September 30, 2008, we had two reportable segments, Technology Solutions and Software. Prior to October 1, 2007, our only reportable segment was Software.  In our most recent 10-K and two 10-Qs we identified three reportable segments, Technology Solutions, Software, and Consulting.  Consulting is now combined with Technology Solutions in order to provide a report which better reflects how we manage our operations and review the financial results.

For the three and nine months ended September 30, 2008 and 2007, the results of operations for the reportable segments are follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Software	$1,196,113	$1,463,902	$3,603,377	$4,465,026
Technology solutions	1,826,471	-	5,914,285	-
Total revenue	3,022,584	1,463,902	9,517,662	4,465,026
Operating expenses
Labor
Software	1,228,652	1,458,303	4,036,590	4,386,456
Technology solutions	1,522,112	-	4,546,750	-
Non-labor
Software	764,788	1,342,782	2,257,741	3,677,674
Technology solutions	357,251	-	912,892	-
Total operating expenses	3,872,803	2,801,085	1,753,973	8,064,130
Net loss
Software	(797,327)	(1,337,183)	(2,690,954)	(3,599,104)
Technology solutions	(52,892)	-	454,643	-
Net loss	$(850,219)	$(1,337,183)	$(2,236,311)	$(3,599,104)

9.              Subsequent Events

Acquisition of Emageon Inc

On October 13, 2008, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, HSS Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Emageon Inc., a Delaware corporation (“Emageon”).  Pursuant to the Merger Agreement, the Company will acquire Emageon for approximately $62 million (the “Purchase Price”), subject to the approval of Emageon’s stockholders, as well as certain other closing conditions set forth in the Merger Agreement.  The Merger Agreement provides that Merger Sub will be merged with and into Emageon, as a result of which Emageon will become a wholly-owned subsidiary of the Company (the “Merger”).

At the closing of the Merger (the “Effective Time”), each outstanding share of common stock of Emageon, par value $0.001 per share (the “Emageon Stock”), other than shares owned by HSS, Merger Sub or Emageon (or its subsidiaries), will be cancelled and converted into the right to receive $2.85 in cash.  As of the Effective Time, each outstanding option to purchase shares of Emageon Stock will become vested in full, cancelled and converted into the right to receive cash in an amount equal to the product of (a) the excess (if any) of $2.85 over the exercise price per share of Emageon Stock for such option and (b) the number of shares of Emageon Stock then subject to such option.  In addition, each share of Emageon Stock subject to a restricted stock agreement will become vested in full and free of all restrictions as of the Effective Time and will be cancelled and converted into the right to receive $2.85 in cash.  Also, each outstanding restricted stock unit award with respect to shares of Emageon Stock (an “Emageon RSU”) will be cancelled, and the holder of the Emageon RSU will be entitled to receive an amount in cash equal to (a) $2.85 multiplied by the maximum number of shares subject to such Emageon RSU as of the Effective Time plus (b) any dividend equivalents accrued with respect to the Emageon RSU prior to the Effective Time but not yet distributed as of the Effective Time (other than any such dividend equivalents that are held in the form of Emageon RSUs as of the Effective Time).

In connection with the Merger Agreement, the Company and Emageon entered into an escrow agreement dated October 21, 2008, with The Bank of New York Mellon as escrow agent, pursuant to which the Company deposited $5 million (the “Deposit”).  Emageon will become entitled to the Deposit, including any interest or investment proceeds thereof, as a non-exclusive remedy, in the event that either (i) the Merger Agreement is terminated by Emageon if the Company has not received the proceeds of the Financing (as defined below) necessary to close the Merger Agreement within two business days of Emageon’s satisfaction of its obligations under the Merger Agreement, or (ii) the Merger Agreement is terminated by Emageon and the Company is finally determined by a final non-appealable order of a court of competent jurisdiction to have intentionally breached any of its representations, warranties, covenants or other agreements set forth in the Merger Agreement.

Financing of Acquisition

In connection with the execution of the Merger Agreement, the Company entered into a Convertible Secured Debenture Purchase Agreement, dated as of October 12, 2008 (the “Financing Agreement”), by and between the Company and SIBL, for the purpose of obtaining financing to complete the transactions contemplated by the Merger Agreement and for working capital needs (the “Financing”).

Pursuant to the Financing Agreement, (i) SIBL purchased from the Company a debenture (the “Initial Debenture”) in the principal amount of $5 million in order to finance the Deposit, (ii) upon and subject to the closing of the Merger, SIBL will purchase from the Company a debenture in the principal amount of $65 million (the “Second Debenture”, and together with the First Debenture, the “Debentures”) to finance the remainder of the Purchase Price, to pay costs and expenses related to the Merger and to fund a portion of the Company’s working capital needs and (iii) as and when agreed by the Company and SIBL following the closing of the Merger, SIBL will purchase additional debentures from the Company in an aggregate principal amount of up to $15 million in order to provide additional working capital to the Company.  Stanford’s purchase of the Second Debenture is subject to satisfaction of the closing conditions in the Merger Agreement and certain other customary closing conditions.

The Debentures will bear interest on the unpaid principal amount outstanding at a rate of 6.00% per annum, with the principal balance being due and payable five years from the date of issuance (the “Maturity Date”).  Interest on the Debentures will accrue for the period from the date of issuance through December 31, 2009, which interest will be payable on or before January 1, 2010, and thereafter, interest will be payable quarterly in arrears.  At any time prior to the Maturity Date or the earlier conversion of a Debenture, the Company may (upon thirty days’ prior written notice to each holder) redeem the Debenture for an amount equal to the aggregate principal amount outstanding plus any unpaid, accrued interest.  Additionally, each Debenture will be convertible, at the holder’s option, into such number of shares of Common Stock equal to the quotient of the aggregate principal amount outstanding over the then-current conversion price (the “Conversion Price”).  The Conversion Price is $5.00, subject to adjustment in accordance with the terms of the Debentures.  The Debentures also require the Company to obtain the written approval of the holders prior to taking certain corporate actions, including but not limited to, the sale of the Company, an amendment to the Company’s charter documents, the declaration or payment of any dividend or distribution with respect to any of the Company’s equity securities, making certain acquisitions or capital expenditures, entry into any material credit facility, any public offering of the Company’s equity or debt securities, or issuance of any material amount of debt. The Additional Debentures are expected to have terms that are substantially similar to the Debentures.

The Financing Agreement contains certain events of default. Upon the occurrence of any such event of default, all the payment obligations under the Financing Agreement and the Debentures will automatically become immediately due and payable.

Upon SIBL’s purchase of the Initial Debenture, the Company also issued to SIBL and certain of its assigns warrants to purchase an aggregate of 528,000 shares of Common Stock with a term of seven years and the following exercise prices: (i) $4.00 per share with respect to 176,000 warrants; (ii) $2.00 per share with respect to 176,000 warrants; and (iii) $0.001 per share with respect to 176,000 warrants (the “Initial Warrants”).  Upon SIBL’s purchase of the Second Debenture, SIBL will receive Warrants to purchase an aggregate of 8,472,000 shares of Common Stock with a term of seven years and the following exercise prices: (i) $4.00 per share with respect to 2,824,000 warrants; (ii) $2.00 per share with respect to 2,824,000 warrants; and (iii) $0.001 per share with respect to 2,824,000 warrants (the “Second Warrants”, and together with the Initial Warrants, the “Warrants”).  The exercise prices for the Warrants are subject to adjustment in accordance with the terms of the Warrants.

Sale of Preferred Stock

Through November 11, 2008, we have sold 250,000 shares of Series E Preferred Stock to SIBL and received proceeds of $1,500,000.

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

Overview

We are a technology and services company dedicated to bringing innovation to the healthcare industry. Our objective is to leverage our understanding of current and next-generation technologies to offer value-added products and services which will generate improved clinical, operational and financial outcomes for our clients. Our portfolio of products and services extends across many segments of healthcare including post-acute facilities, telehealth/telemedicine, and home healthcare. Our business is grouped into two segments: technology solutions, and software.

Our fastest growing segment is Technology Solutions, which includes HSS Consultancy LLC, our New York-based subsidiary which offers innovative high-end development and post-implementation support for complex projects across a wide spectrum of applications. We design, develop, distribute and support applications that we believe are better designed and more functional and can be produced more rapidly than our clients are able to produce by themselves. Our engineers and programmers are cross-trained and are able to apply a diverse set of disciplines to solve technical challenges. We currently perform these services for Philips Healthcare, formerly branded as Philips Medical Systems, a subsidiary of Philips Electronics North America Corporation (“Philips”), one of the largest and most sophisticated healthcare technology companies in the world. Our Technology Solutions segment also includes services created to leverage our proprietary software products and expertise in the home healthcare market to provide our clients with performance analyses and professional services to help maximize their revenue opportunities and increase the quality of patient care. Our services include:

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

Our Software segment develops, markets, sells, and supports proprietary products to healthcare companies and has a strong presence in the home healthcare market. These products are designed to assist healthcare organizations, home healthcare agencies, and other related companies to manage and compete more effectively in the Medicare, Medicaid, private pay and managed care environments. We also provide medical staffing companies with software solutions that track candidate recruiting, scheduling and back office management. We offer several comprehensive proprietary software solutions including:

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

Through these segments, we offer a suite of solutions and services that enable us to serve companies within the healthcare industry.

Recent Developments

Acquisition of Emageon Inc.

On October 13, 2008, the Company entered into the Merger Agreement by and among the Company, Merger Sub, and Emageon. Pursuant to the Merger Agreement, the Company will acquire Emageon for the Purchase Price, subject to the approval of Emageon’s stockholders, as well as certain other closing conditions set forth in the Merger Agreement. The Merger Agreement provides that Merger Sub will be merged with and into Emageon, as a result of which Emageon will become a wholly-owned subsidiary of the Company.

At the Effective Time, each outstanding share of Emageon Stock, other than shares owned by the Company, Merger Sub or Emageon (or its subsidiaries) will be cancelled and converted into the right to receive $2.85 in cash. As of the Effective Time, each outstanding option to purchase shares of Emageon Stock will become vested in full, cancelled, and converted into the right to receive cash in an amount equal to the product of (a) the excess (if any) of $2.85 over the exercise price per share of Emageon Stock for such option and (b) the number of shares of Emageon Stock then subject to such option. In addition, each share of Emageon Stock subject to a restricted stock agreement will become vested in full and free of all restrictions as of the Effective Time, and will be cancelled and converted into the right to receive $2.85 in cash. Also, each Emageon RSU will be cancelled, and the holder of the Emageon RSU will be entitled to receive an amount in cash equal to (a) $2.85 multiplied by the maximum number of shares subject to such Emageon RSU as of the Effective Time plus (b) any dividend equivalents accrued with respect to the Emageon RSU prior to the Effective Time but not yet distributed as of the Effective Time (other than any such dividend equivalents that are held in the form of Emageon RSUs as of the Effective Time).

The Merger Agreement contains customary representations, warranties and covenants, and is subject to customary closing conditions, including approval of the Merger Agreement by Emageon’s stockholders. Emageon filed a preliminary proxy statement relating to the meeting of its stockholders to consider the approval of the Merger Agreement on October 31, 2008, and is obligated to hold its stockholder meeting as promptly as reasonably practicable. Emageon is required to hold such stockholder meeting regardless of a change in recommendation by the Board of Directors of Emageon as permitted under the Merger Agreement, unless the Merger Agreement is terminated.

In connection with the Merger Agreement, the Company and Emageon entered into an escrow agreement dated October 21, 2008 with The Bank of New York Mellon as escrow agent, pursuant to the Deposit. Emageon will become entitled to the Deposit, including any interest or investment proceeds thereof, as a non-exclusive remedy, in the event that either (i) the Merger Agreement is terminated by Emageon if the Company has not received the proceeds of the Financing necessary to close the Merger Agreement within two business days of Emageon’s satisfaction of its obligations under the Merger Agreement, or (ii) the Merger Agreement is terminated by Emageon and the Company is finally determined by a final non-appealable order of a court of competent jurisdiction to have intentionally breached any of its representations, warranties, covenants or other agreements set forth in the Merger Agreement.

Financing of Acquisition

In connection with the execution of the Merger Agreement, the Company entered into the Financing Agreement, by and between the Company and SIBL, for the purpose of obtaining the Financing.

Pursuant to the Financing Agreement, (i) SIBL purchased from the Company the Initial Debenture in the principal amount of $5 million in order to finance the Deposit, (ii) upon and subject to the closing of the Merger, SIBL will purchase from the Company the Second Debenture in the principal amount of $65 million to finance the remainder of the Purchase Price, to pay costs and expenses related to the Merger and to fund a portion of the Company’s working capital needs and (iii) as and when agreed by the Company and SIBL following the closing of the Merger, SIBL will purchase Additional Debentures from the Company in an aggregate principal amount of up to $15 million in order to provide additional working capital to the Company. SIBL’s purchase of the Second Debenture is subject to satisfaction of the closing conditions in the Merger Agreement and certain other customary closing conditions.

The Debentures will bear interest on the unpaid principal amount outstanding at a rate of 6.00% per annum, with the principal balance being due and payable on the Maturity Date.  Interest on the Debentures will accrue for the period from the date of issuance through December 31, 2009, which interest will be payable on or before January 1, 2010, and thereafter, interest will be payable quarterly in arrears.  At any time prior to the Maturity Date or the earlier conversion of a Debenture, the Company may (upon thirty days’ prior written notice to each holder) redeem the Debenture for an amount equal to the aggregate principal amount outstanding plus any unpaid, accrued interest.  Additionally, each Debenture will be convertible, at the holder’s option, into such number of shares of Common Stock equal to the quotient of the aggregate principal amount to be converted over the Conversion Price. The Conversion Price is $5.00, subject to adjustment in accordance with the terms of the Debentures.  The Debentures also require the Company to obtain the written approval of the holders prior to taking certain corporate actions, including but not limited to, the sale of the Company, an amendment to the Company’s charter documents, the declaration or payment of any dividend or distribution with respect to any of the Company’s equity securities, making certain acquisitions or capital expenditures, entry into any material credit facility, any public offering of the Company’s equity or debt securities, or issuance of any material amount of debt. The Additional Debentures are expected to have terms that are substantially similar to the Debentures.

Upon SIBL’s purchase of the Initial Debenture, the Company also issued to SIBL and certain of its assigns the Initial Warrants.  Upon SIBL’s purchase of the Second Debenture, SIBL will receive the Second Warrants.  The exercise prices for the Warrants are subject to adjustment in accordance with the terms of the Warrants.

The Financing Agreement contains certain events of default. Upon the occurrence of any such event of default, all the payment obligations under the Financing Agreement and the Debentures will automatically become immediately due and payable.

Litigation

On or about October 21, 2008, Home HealthCare Services LLC (“HHCS”) served a Demand for Arbitration upon the Company’s subsidiary, CareKeeper. HHCS alleged that CareKeeper breached its contract with HHCS and violated various duties imposed by the common law and Georgia trade statutes and seeks a refund of $274,752 and other damages.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	100%	100%	100%	100%
Cost of sales	56%	79%	57%	79%
Gross profit	44%	21%	43%	21%
Operating expenses:
Selling and marketing	12%	35%	12%	35%
Research and development	4%	29%	7%	26%
General and administration	46%	45%	41%	37%
Depreciation and amortization	2%	3%	2%	3%
Impairment	--	--	1%	--
Interest	8%	--	3%	1%
Total operating expenses	72%	112%	66%	101%
Net loss	(28)%	(91)%	(23)%	(81)%
Deemed preferred stock dividend	75%	98%	24%	37%
Net loss applicable to common shareholders	(103)%	(189)%	(47)%	(118)%

The following table reflects revenues for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	Change %	2008	2007	Change	Change %
Recurring revenue
Clinical assessment revenue	$488,175	$687,518	$(199,343)	(29)%	$1,499,802	$2,469,801	$(969,999)	(39)%
Technology solutions	1,701,334	-	1,701,334	-	5,668,811	-	5,668,811	-
Hosting revenue	37,607	30,067	7,540	25%	106,747	109,450	(2,703)	(2)%
IVR	119,716	112,939	6,777	6%	351,300	335,408	15,892	5%
Software maintenance revenue	356,920	372,332	(15,412)	(4)%	986,289	901,284	85,005	9%
Performance Advisors	111,337	-	111,337	100%	231,675	-	231,675	100%
Other	4,376	46,445	(42,069)	(91)%	17,446	81,886	(64,439)	(79)%
Total recurring revenue	2,819,465	1,249,301	1,570,164	126%	8,862,070	3,897,829	4,964,241	127%
Non-recurring revenue
Licensed software sales	102,966	125,279	(22,313)	(18)%	365,714	236,226	129,488	55%
Training and Implementation	97,738	89,002	8,737	10%	285,639	321,049	(35,410)	(11)%
Other	2,414	320	2,094	654%	4,239	9,922	(5,684)	(57)%
Total non-recurring revenue	203,119	214,601	(11,482)	(5)%	655,592	567,197	88,395	16%
Total revenue	$3,022,584	$1,463,902	$1,558,682	106%	$9,517,662	$4,465,026	$5,052,636	113%

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

Non-recurring revenues include product sales (software and related modules), implementation services and training fees. These revenues do not have a correlation to past revenues and as a result are less predictive of future revenues.

Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007

For the three months ended September 30, 2008, revenue increased $1,558,652 or 106% to $3,022,584 from $1,463,902. The increase was attributable to revenues earned in our technology solutions segment, $1,701,334 compared with zero revenues during the same period in 2007 as we initiated technology solutions services on October 1, 2007. The increase was offset by a decline in clinical assessment revenue of $199,343 or 29%. This decline in revenue is attributable to a 60% decrease in the number of assessments we processed for our clients during the quarter in 2008. One customer accounted for 100% of this decline. We are working to replace these lost revenues by collaborating with several of our larger clients to offer enhanced services and solutions that meet their business needs.

Cost of sales increased by 46% or $533,036 to $1,692,334 for the three months ended September 30, 2008 compared with $1,159,298 for the same period in 2007. Labor and consulting costs increased $587,218 and $448,547, respectively, as a result of our technology solutions segment. There was no similar cost of sales for the same period in 2007 as we initiated technology solutions services on October 1, 2007. The increase in cost of sales was partially offset by a reduction in amortization of development costs of $489,829. As a percentage of revenue, cost of sales represented 56% in 2008 compared with 79% in 2007.

Selling and marketing expenses decreased $140,030 or 27% to $372,403 for the three months ended September 30, 2008 compared with $512,433 for the same period in 2007. Costs for labor and consulting accounted for $102,639 or 73% of the decrease as a result of staffing reductions. Travel expenses decreased $34,517 in 2008 compared with 2007. Offsetting these decreases was an increase in commissions of $42,659 which is consistent with the increase in revenues noted above.

Research and development costs decreased $310,764 or 73% to $114,537 in 2008 from $425,302 in 2007. Labor and consulting decreased $271,729, accounting for 87% of this decrease as the result of staffing reductions.

General and administrative expenses increased $731,475 or 111% to $1,390,574 for the three months ended September 30, 2008 from $659,099 for the three months ended September 30, 2007. Labor, consulting, and communications costs increased $533,812, $55,898 and $49,761, respectively, in 2008 compared with the same period in 2007. During the second quarter of 2008, we took possession of 10,000 square feet of office space in Manhattan that increased our occupancy costs by $88,899.  Offsetting these increases was a decrease in bad debt expense of $146,368.

Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, revenue increased $5,052,636 or 113% to $9,517,662 from $4,465,026. The increase was attributable to revenues earned by HSS Consultancy, LLC in our technology solutions segment, $5,668,811 compared with zero revenues during the same period in 2007 as it did not begin operating until October 1, 2007. Our performance advisors, software sales, and maintenance revenue contributed $231,675, $129,488, and $85,005 to the increase in revenue, respectively. The increase was offset by a decline in clinical assessment revenue of $969,999 or 39% compared to the same period in the previous year. This decline in revenue is attributable to a 58% decrease in the number of assessments we processed for our clients for the nine month period in 2008, as compared to the same period in 2007. One customer accounted for 97% of this decline. We are working to replace these lost revenues by collaborating with several of our larger clients to offer enhanced services and solutions that meet their business needs.

Cost of sales increased by 55% or $1,944,958 to $5,461,193 for the nine months ended September 30, 2008 compared with $3,516,235 for same period in 2007. There was an increase of $1,962,040 in labor costs and $1,302,212 in consulting costs, as a result of additional revenue in our technology solutions segment. There was no similar cost of sales for the same period in 2007 as we initiated technology solutions services on October 1, 2007. The increase in cost of sales was partially offset by a reduction in amortization of development costs of $1,392,452. As a percentage of revenue, cost of sales represented 57% in 2008 compared with 79% in 2007.

Selling and marketing expenses decreased $458,438 or 29% to $1,123,241 for the nine months ended September 30, 2008 compared with $1,581,678 for the same period in 2007. Labor and consulting accounted for $336,709 or 73% of the decrease as results of staffing reductions. Marketing expenses, including advertising and trade shows, decreased $61,372 in 2008 compared with 2007. Offsetting these decreases was an increase in commissions of $39,407 which is consistent with the increase in revenues noted above.

Research and development costs decreased $471,802 or 40% to $701,663 in 2008 from $1,173,465 in 2007. The decrease was primarily due to a decrease in labor costs of $595,235 due to staffing reductions offset by an increase in consulting costs of $270,228. Further affecting this decrease was lower applied overhead for travel, occupancy, and sundry expenses of $44,490, $42,445, and $30,510, respectively.

General and administrative expenses increased $2,302,167 or 141% to $3,938,903 for the nine months ended September 30, 2008 from $1,636,736 for the nine months ended September 30, 2007. Labor and consulting costs increased $1,561,126 in 2008 compared with the same period in 2007 as positions were added to support the growth of our operations. The other significant components of the increase were legal, travel, and communications costs of $169,877, $161,480, and $107,448, respectively. In addition, during the second quarter of 2008, we took possession of 10,000 square feet of office space in Manhattan that increased our occupancy costs by $116,778. Offsetting these increases was a decrease in bad debt expense of $131,560.

Liquidity and Capital Resources

Since October 2005, we have funded operations primarily through the issuance of convertible preferred stock to SIBL that has provided us with aggregate net proceeds of $12,100,000.

Cash used in operations was $1,654,867 for the nine months ended September 30, 2008 a decrease of $304,985 compared with cash used in operations during the comparable period in 2007 of  $1,959,852.  This was primarily attributable to a net decrease in the change of accounts receivable of $1,735,966 which was offset by an increase of  $1,455,553 in the change of deferred revenue. The increase in accounts receivable is primarily the result of a single invoice to our largest customer that was issued at the end of the period.  The decrease in cash used in operations is also attributable to a reduction of net loss which was partially offset by a reduction in amortization.

Cash used in investing activities decreased $496,566 to $569,386 for the nine months ended September 30, 2008 compared with $1,065,952 for the same period in 2007. The decrease in investing activities was the result of a $671,287 decrease in capitalized development costs, a $120,906 decrease in the adjustment to the purchase price of CareKeeper and a $77,207 decrease in earn out consideration for CareKeeper as compared to 2007. These were offset by the purchase of a $327,523 certificate of deposit to collateralize a letter of credit for our New York office space as well as an increase in purchases of property, plant, and equipment of $45,311.

Cash provided by financing activities decreased $1,359,971 to $1,156,405 for the nine months ended September 30, 2008 compared to $2,516,376 of cash provided by financing activities for the nine months ended September 30, 2007. We sold $2,500,000 of preferred stock during the first nine months in 2007 compared with $1,175,000 for the same period in 2008. We entered into an agreement with SIBL in August 2007 to sell up to 1,425,000 shares of Series D Convertible Preferred Stock at $2.00 per share that can be used to meet working capital needs. During April 2008, we completed the sale of this preferred stock by selling 587,500 shares and received $1,175,000 in net proceeds. These funds were used to meet working capital needs.

                We have the $5,000,000 Series E Agreement with SIBL that can be drawn on for working capital needs, subject to various conditions. Subsequent to September 30, 2008 and through November 11, 2008, we have sold 250,000 shares of Series E Preferred Stock and received proceeds of $1,500,000.

We believe that the funds available from the Series E Agreement and Financing Agreement will be sufficient to fund our working capital requirements for the next twelve months; however, funding by SIBL under this facility is subject to a number of conditions and there can be no assurance that these conditions will be satisfied. If SIBL does not make funds available to us, we will require additional external funding. If we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we will not be able to operate our business.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our Company’s most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On September 13, 2007, Briggs Medical Service Company, a Delaware corporation ("Briggs Medical"), served us with a summons and complaint filed in the United States District Court for the Middle District of Florida, Tampa Division, seeking damages and injunctive relief. On November 7, 2007, we made a motion to dismiss, and in response, Briggs amended its complaint. As amended, the complaint alleged that we (a) infringed various copyrighted medical forms which Briggs Medical alleges that it owns, (b) breached a 2003 Co-Development Agreement and associated "Statement of Work" between Briggs Corporation, an Iowa corporation, and Healthcare Quality Solutions, Inc. and (c) tortiously interfered with actual and prospective business relations between Briggs Medical and thousands of Briggs Medical's clients by inducing them to use other medical forms which Briggs Medical alleges infringe its alleged copyrights. Effective August 1, 2008, Briggs Medical and HSS entered into a settlement agreement. We expensed $180,000 during the second quarter of 2008 for legal settlement costs.

On or about October 21, 2008, HHCS served a Demand for Arbitration upon the Company’s subsidiary CareKeeper. HHCS alleged that CareKeeper breached its contract with HHCS and violated various duties imposed by the common law and Georgia trade statutes and seeks a refund of $274,752 and other damages. Since the Company has not yet responded to the Demand, we are unable at this time to estimate the likelihood of an unfavorable outcome or the loss to the Company in the event of such an outcome, we intend to contest the case vigorously.

There are currently no other material legal proceedings involving our company.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2 .	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 .	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6 .	EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 11, 2008

HEALTH SYSTEMS SOLUTIONS, INC.

By:	/s/ Stan Vashovsky
Stan Vashovsky, Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael G. Levine
Michael G. Levine, Chief Financial Officer Executive Vice President (Principal Financial Officer)